Form 10QSB
period 1996-09-30
INNOPET BRANDS CORP
filed 1997-01-21
CIK 1018158

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


-------------------------------------------------------------------------------


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

|_|         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


            Delaware                                          65-0639984
---------------------------------                         -------------------
  (State of Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


                        1 East Broward Blvd., Suite 1100
                         Fort Lauderdale, Florida 33301
                 ----------------------------------------------
                    (Address of Principal Executive Offices)



                                 (954) 356-0036
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                        -------------------------------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes               No       X
            -----------      --------------

     As of January 15, 1996, 4,465,878 shares of common stock of the issuer were outstanding.

     Transitional small business disclosure format (check one):
        Yes               No       X
            -----------      --------------


===============================================================================

                              INNOPET BRANDS CORP.
              Index To Financial Statements And Financial Schedules
                               September 30, 1996


                                                                           Page

Part I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Condensed Balance Sheet as of September 30, 1996...............  2.
           Condensed  Statements of Operations for the three months
             ended  September 30, 1996 and for Inception (January 11,
             1996) to September 30, 1996..................................  3.
           Condensed Statements of Cash Flows for Inception (January 11,
             1996) to September 30, 1996..................................  4.
           Notes to Financial Statements..................................  5.

  Item 2.  Plan of Operations.............................................  6.

Part II. OTHER INFORMATION
             Other Information............................................ 10.
             Signature.................................................... 10.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                            Balance Sheet - Unaudited


                                                                                                     September 30,
                                                                                                        1996(1)
                                                                                                     -------------
                                             Assets
Current Assets:
   Cash.......................................................................................       $     357,751
   Accounts receivable........................................................................             625,393
   Inventories................................................................................           1,468,124
   Prepaid expenses and other current assets..................................................             103,463
                                                                                                     -------------
     Total current assets.....................................................................           2,554,731
                                                                                                     -------------
Property and Equipment, net...................................................................              46,538
                                                                                                     -------------

Intangible Assets:
   Deferred slotting fees, net of accumulated amortization of $353,869........................             779,225
   Deferred financing costs, net of accumulated amortization of $448,487......................             268,890
   Product formulae acquisition costs, net of accumulated amortization of $19,624.............             258,363
   Non-compete agreement, net of accumulated amortization of $67,952..........................             237,833
   Deferred offering costs....................................................................             233,116
                                                                                                     -------------
     Total intangible assets..................................................................           1,777,427
                                                                                                     -------------

Total Assets..................................................................................       $   4,378,696
                                                                                                     =============

                                     Liabilities And Stockholders' Deficiency

Current Liabilities:
   Account Payable:
     Parent...................................................................................       $     884,048
     Slotting fees............................................................................             523,755
     Trade....................................................................................           1,756,241
   Current portion of long-term debt due to Parent............................................             200,000
   Notes and interest payable-private placement financing, net of unamortized discount of
     $125,000.................................................................................           1,897,740
                                                                                                     -------------
         Total current liabilities............................................................           5,261,784
                                                                                                     -------------

Long-Term Debt:
   Note payable to parent, net of current portion.............................................             800,000
                                                                                                     -------------

Commitments and Other Matters.................................................................                  --
Stockholders' Deficiency:
   Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued..................                  --
   Common stock, $.01 par value; authorized 25,000,000 shares; issued and outstanding 1,878,378
   shares.....................................................................................              18,783
   Additional paid-in capital.................................................................           4,719,696
   Deficit accumulated during the development stage...........................................          (4,293,626)
   Notes and interest receivable on sale of common stock......................................          (2,127,941)
                                                                                                     -------------
                                                                                                        (1,683,088)
                                                                                                     -------------
Total Liabilities and Stockholders' Deficiency................................................       $   4,378,696
                                                                                                     =============


(1) The Company was incorporated on January 11, 1996; accordingly, a prior year balance sheet is not applicable.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                  Statements of Operations for the Three Months
                   Ended September 30, 1996 and for Inception
                   (January 11, 1996) to September 30, 1996(1)
                                   (Unaudited)



                                                                                                       Inception (January 11,
                                                                             Three Months Ended                1996) to
                                                                             September 30, 1996          September 30, 1996
                                                                             ------------------        ----------------------
Revenues:
   Net sales...........................................................        $    1,229,315              $    1,382,376
                                                                               --------------              --------------

Costs and Expenses:
   Costs of sales......................................................             1,090,991                   1,223,766
   Marketing and distribution..........................................             1,152,730                   1,759,661
   Product development.................................................               106,134                     505,692
   General and administrative..........................................               445,128                   1,331,180
                                                                               --------------              --------------
                                                                                    2,794,983                   4,820,299
                                                                               --------------              --------------

Loss before interest and financing costs...............................            (1,565,668)                 (3,437,923)
Interest and financing costs...........................................               607,000                     855,703
                                                                               --------------              --------------

Net loss...............................................................        $   (2,172,668)             $   (4,293,626)
                                                                               ==============              ==============

Net loss per Common Share..............................................        $        (1.16)             $        (2.29)
                                                                               ==============              ==============

Weighted Average Number  of Common Shares Outstanding..................             1,878,378                   1,878,378
                                                                               ==============              ==============

























(1) The Company was incorporated on January 11, 1996; accordingly, prior year statements of operations are not applicable.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
               Inception (January 11, 1996) to September 30, 1996



                                                                                         Inception (January 11, 1996) to
                                                                                               September 30, 1996(1)
                                                                                         -------------------------------
Cash Flows from Operating Activities:
   Net loss...........................................................................            $   (4,293,626)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Costs and expenses paid on behalf of Company by Parent...........................                 1,462,315
     Depreciation.....................................................................                    11,937
     Amortization.....................................................................                 1,017,932
   Changes in Operating Assets and Liabilities:
   Increase in:
        Accounts receivable...........................................................                  (625,393)
        Inventory.....................................................................                  (964,093)
        Prepaid expenses..............................................................                  (103,463)
   Increase (Decrease) in:
        Accounts payable, trade.......................................................                 1,756,241
        Accounts payable slotting fees, net...........................................                  (327,000)
        Account payable, Parent.......................................................                   884,048
        Accrued interest, private placement financing.................................                    22,740
                                                                                                  --------------
           Net cash used in operating activities......................................                (1,158,362)
                                                                                                  --------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment..............................................                   (28,456)
                                                                                                  --------------

Cash Flows from Financing Activities:
   Proceeds of long-term financing from Parent........................................                   202,014
   Proceeds from private placement financing..........................................                 1,672,236
   Deferred offering costs............................................................                  (233,116)
   Deferred financing costs...........................................................                   (96,565)
                                                                                                  --------------
     Net cash provided by financing activities........................................                 1,544,569
                                                                                                  --------------

Net Increase in Cash..................................................................                   357,751

Cash, Beginning.......................................................................                        --
                                                                                                  --------------

Cash, Ending..........................................................................            $      357,751
                                                                                                  ==============

Supplemental Disclosure of Cash Flow Information:

   Non-Cash Investing and Financing Activities:

   Expenditures for various assets paid on behalf of Company by Parent:

     Product formulae, non-compete agreement and inventory............................            $    1,072,772
                                                                                                  ==============

     Deferred financing costs.........................................................            $      227,071
                                                                                                  ==============

     Deferred slotting fees...........................................................            $      291,957
                                                                                                  ==============

     Property and equipment...........................................................            $       33,039
                                                                                                  ==============

   Deferred financing costs paid from proceeds of private placement financing.........            $      327,764
                                                                                                  ==============


(1) The Company was incorporated on January 11, 1996; accordingly, a prior year statement of cash flows is not applicable.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


1. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company from inception (January 11, 1996) to August 31, 1996 for a description of the significant accounting policies, which have continued without change, and other footnote information.

2. All adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operation and cash flow have been included. The results of the interim period are not necessarily indicative of the results for the full year.

3. The Company completed its initial public offering on December 4, 1996 and the over-allotment on December 10, 1996, which in aggregate consisted of 2,587,500 units, realizing approximately $8,474,000 in net proceeds. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share.

                               PLAN OF OPERATIONS


The following Plan of Operations contains forward-looking statements which involve certain risks and uncertainties. The Company's actual results and experience could differ materially from those anticipated in these forward-looking statements as a result of many factors including changes in regions currently served by the Company and in those regions that the Company may expand into; changes in the pet food industry; the Company's ability to manage growth effectively; the Company's ability to sell premium pet foods through supermarkets and grocery stores; the entrance into the supermarket distribution channel of an existing or new premium pet food; the ability of the Company's manufacturers and other suppliers to meet the Company's performance and quality specification; and the ability of the Company to control the cost of raw materials, manufacturing and packaging.

General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food ("InnoPet Foods"). The Company began marketing InnoPet Foods in March 1996. In June 1996, it commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of September 30, 1996, the Company has sold products into the following markets: the Greater Metropolitan New York area; the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, D.C. area; and the Tampa Bay, Florida and South Florida areas. The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store retail outlets.

Plan of Operations

During the next twelve months, the Company anticipates that it will continue to sell products in the areas it is currently supplying and that it will initiate sales throughout the majority of the eastern United States. The Company expects to continue to incur losses at least through 1996 and possibly through the first two quarters of 1997. In addition, operating losses may increase, at least in the short term, as the Company increases its expenditures to effect its business plan. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products. There can be no assurance that the Company will achieve profitable operations. The Company believes the net proceeds of the December 1996 initial public offering and over-allotment, together with cash on hand and cash expected to be generated from operations, will be adequate to satisfy its capital requirements through 1997. If the Company, however, expands sales of its products beyond currently planned levels then it may be necessary to seek additional financing. There can be no assurance that the Company will be able to secure additional debt or equity financing or that such financing will be available on favorable terms.

The Company owns formulae for all products due to be introduced during 1997. Additional research and development expenditures will be necessary to conduct palatability and bioavailability tests on these formulae and on any potential modification to the formulae as the products are made ready for market.

The Company does not expect to purchase or sell significant equipment during the next twelve months.

The Company hired a Vice President and Chief Marketing Officer in January 1997 completing its management team. It is expected that staffing of the sales department will be increased to manage anticipated growth in sales.
Other minor increases in staffing will also be needed.

Results of Operations

Fiscal Quarter Ended September 30, 1996

         Net Loss. The Company reported a net loss of $(2,172,668) or $(1.16) per common share for the fiscal quarter ended September 30, 1996. The loss is primarily the result of limited sales generated for that period as compared to costs and expenses incurred pertaining primarily to developmental activities of the Company.

         Revenues. Revenues for the period were $1,229,315. Cost of sales totaled $1,090,991 resulting in a gross margin of $138,324 or 11.3% of revenues. The narrow margin resulted primarily from warehousing and transportation expenses associated with the initial shipments of the Company's products.

         Costs and Expenses. Costs and expenses for the period totaled $1,703,992. These costs and expenses are detailed below.

         Marketing and Distribution Expenses. Marketing and distribution expenses were $1,152,730 which were primarily composed of marketing costs of approximately $554,000; sales department expenses of approximately $164,000; and the amortization of slotting fees of approximately $435,000. The Company plans to increase marketing expenditures to support the introduction of its products. Additionally, the in-house sales force will be increased to manage adequately the anticipated growth in sales.

         Product Development Expenses. Product development expenses, including personnel and related costs, were $106,134. This primarily reflects expenses associated with the ongoing management of manufacturers and co-packers and ongoing research and development.

         General and Administrative Expenses. General and administrative expenses were $445,128 which were primarily composed of costs associated with the implementation of the overall business strategy, marketing and financial plans. Costs included personnel expenses of approximately $186,000, amortization of formulae acquisition costs, the ConAgra non-compete agreement of approximately $75,000 and other expenses.

         Interest and Financing Costs. Interest and financing costs totaled $607,000 consisting of amortization of deferred financing costs and original issue discount relating to the August 1996 private placement (approximately $337,000); interest expense (approximately $52,000); other financing costs (approximately $57,000, consisting primarily of amortization of deferred financing costs); and costs in connection with other financings (approximately $161,000, representing certain professional fees which were incurred in connection with other financings).

Inception (January 11, 1996) to September 30, 1996

         Net Loss. The Company reported a net loss of $(4,293,626) or $(2.29) per common share for its initial period of operations from inception (January 11, 1996) to September 30, 1996. The loss is primarily the result of limited sales generated for that period as compared to costs and expenses incurred pertaining primarily to developmental activities of the Company to date.

         Revenues. Revenues for the period were $1,382,376. Cost of sales totaled $1,223,766 resulting in a gross margin of $158,610 or 11.5% of revenues. The narrow margin resulted primarily from warehousing and transportation expenses associated with the initial shipments of the Company's products.

         Costs  and  Expenses.   Costs  and  expenses  for  the  period  totaled
$3,596,533. These costs and expenses are detailed below.

         Marketing and Distribution Expenses. Marketing and distribution expenses were $1,759,661 which were primarily composed of marketing costs of approximately $877,000; sales department expenses of approximately $399,000; and the amortization of slotting fees of approximately $484,000. The Company plans to increase marketing expenditures to support the introduction of its products. Additionally, the in-house sales force will be increased to manage adequately the anticipated growth in sales.

         Product Development Expenses. Product development expenses, including personnel and related costs, were $505,692. This primarily reflects testing of formulations (e.g. palatability and biovailability), expenses associated with locating manufacturers and suppliers and of certifying their facilities and processes. Product development expenses will continue to be expended to manage manufacturers and co-packers and to facilitate extension of the Company's product lines and new product introductions. It is not anticipated that the level of expenditure in these areas will increase substantially with the anticipated product introduction and line extension included in the business plan.

         General and Administrative Expenses. General and administrative expenses were $1,331,180 which were primarily composed of costs associated with the development and implementation of the overall business strategy, marketing and financial plans. Costs included personnel expenses of approximately $706,000, amortization of formulae acquisition costs, the ConAgra non-compete agreement of approximately $88,000 and other expenses.

         Interest and Financing Costs. Interest and financing costs totaled $855,703 consisting of amortization of deferred financing costs and original issue discount relating to the August 1996 private placement (approximately $337,000); interest expense (approximately $82,000); other financing costs (approximately $276,000, consisting primarily of amortization of deferred financing costs); and costs in connection with other financings (approximately $161,000, representing certain professional fees which were incurred in connection with other financings).

Liquidity and Capital Resources

Capital for the development of the Company has been provided by InnoPet Inc. (the "Parent Company"). Through the period ended September 30, 1996, the Parent Company made capital contributions of $2,360,538 to the Company in the form of costs and expenses ($1,462,315), funds used to purchase the InnoPet Foods formulations ($699,794) and financing costs ($198,429). Additionally, on June 5, 1996 the Parent Company provided the Company $1,000,000 in financing in exchange for a five-year note, from the Company. Through September 30, 1996, the Parent Company also provided $884,048 in working capital for inventories, costs and expenses, which were recorded as accounts payable to the Parent Company. These funds have been or will be used to fund introductory marketing allowances, the acquisition of inventory and operating expenses.

Stockholders' deficit totaled $(1,683,088) on September 30, 1996 and the working capital (deficit) was $(2,707,053).

During June 1996, the Company entered into a five-year facilities agreement with the Parent Company which provides for a pass-through of rent costs and reimbursement to the Parent Company for funds expended for equipment, furniture and fixtures. Under the terms of the agreement, the Company is obligated for $278,143 in payments over the next twelve months and $1,785,722 over the term of the agreement. The Company is obligated to pay approximately $670,000 in annual salaries to management. The Company has no material commitments for capital expenditures over the next twelve months.

In August 1996 the Company consummated the private placement financing, pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of Notes, and
(ii) 1,000,000 Private Placement Warrants. The net proceeds of the private placement financing, $1,575,671, were used by the Company to purchase inventory, to expand distribution, to initiate marketing programs and to meet working capital and general corporate requirements. The above Notes were repaid from the proceeds of the Company's December, 1996 initial public offering.

The Company completed its initial public offering on December 4, 1996 and the over-allotment on December 10, 1996, which in aggregate consisted of 2,587,500 units realizing approximately $8,474,000 in net proceeds. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share. The Company repaid its $2,000,000 of private placement financing from the proceeds of the initial public offering. The remaining proceeds of the offering are anticipated to be used for the purchase of inventory (includes raw materials, manufacturing and packaging), expansion of distribution (includes marketing allowances supporting supermarket distribution and slotting allowances), increases in marketing (includes advertising, in-store coupons, floor walker displays, direct sampling programs and in-store demonstrations), product development (including palatability and bio-availability tests of
formulation   to  be  introduced   during  the  next  year,  as  well  as  pilot
manufacturing runs) and working capital. Based on its current operating plan, the Company believes that the net proceed from its initial public offering and over-allotment, together with cash on hand and cash expected to be generated from operations, will be adequate to satisfy its capital requirements through 1997. There can be no assurance, however, that such resources will be adequate to satisfy such capital requirements. If the Company expands sales of its products beyond currently planned levels then it may be necessary to seek additional financing. The Company has discussed working capital financing with banks. It is the intention of the Company to enter into a relationship with a bank to assure availability of credit facilities in the event that increased working capital is required. Although there can be no assurance that any credit facility will be available to the Company, or if available, it will be available on acceptable terms.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.
                  Not applicable.

Item 2. Changes in Securities.
                  Not applicable.

Item 3. Defaults upon Senior Securities.
                  Not applicable.

Item 4. Submission of matters to a Vote of Security Holders
                  None.

Item 5. Other Information
                  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
         (a)   Exhibits. See Exhibit 27.
         (b)   Reports on form 8-K.  None.



                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  InnoPet Brands Corp.

Date:    January 17, 1996         By:
                                       ----------------------------------------
                                       Marc Duke, Chairman of the Board and CEO



Date:    January 17, 1996         By:
                                       ----------------------------------------
                                       Robin Hunter, Vice President and CFO
                                       (Chief Accounting Officer)