Form 10KSB40
period 1996-12-31
INNOPET BRANDS CORP
filed 1997-03-31
CIK 1018158

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                   FORM 10-KSB


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)




            Delaware                                          65-0639984
---------------------------------                         ------------------
  (State of Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


                        1 East Broward Blvd., Suite 1100
                         Fort Lauderdale, Florida 33301
                    ----------------------------------------
                    (Address of Principal Executive Offices)





                                 (954) 453-2400
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: None


     Securities registered under Section 12(g) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
-------------------                  ------------------------------------------
Common Stock .01 Par Value                    NASDAQ Small Cap Market
Warrants                                      NASDAQ Small Cap Market
Units                                         NASDAQ Small Cap Market

                         -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year.     $1,859,936
                                                              -----------------

     The aggregate market value of the voting stock held by non-affiliates per the closing stock price of March 7, 1997 is $15,363,281.

     As of March 7, 1997, 4,465,878 shares of common stock of the issuer were outstanding.

                                     PART I

From time to time, including in this Form 10-KSB, InnoPet Brands Corp. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in the pet food industry; the Company's ability to manage growth effectively; the Company's ability to sell premium pet foods through supermarkets and grocery stores; the entrance into the supermarket distribution channel of an existing or new premium pet food; the ability of the Company's manufacturers and other suppliers to meet the Company's performance and quality specifications; and the ability of the Company to control the cost of raw materials, manufacturing, packaging, warehousing and distribution.

                         ITEM 1. DESCRIPTION OF BUSINESS

The Company

InnoPet Brands Corp. (the "Company") produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food ("InnoPet Foods"). The Company began marketing InnoPet Foods in March 1996. In June 1996, it commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of December 31, 1996, the Company had sold product into the following markets: Greater Metropolitan New York area; the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, D.C. area, North Carolina, Georgia and the Tampa Bay, Florida and South Florida areas. Supermarket chains which have received product include: Great Atlantic & Pacific Tea company (representing A&P, Waldbaum, Super Fresh, Food Emporium and Food Mart); Acme Markets, Inc.; Albertsons', Inc. (Florida Division); Associated Grocers of Florida, Inc.; Byrd Food Stores, Inc.; C&S Wholesale Grocers (representing Grand Union Company and other supermarket chains); Fleming Companies, Inc. (representing Hyde Park Markets and other supermarket chains); Gooding's Supermarkets; Food Lion, Inc.; Harris-Teeter, Incorporated; Kash N' Karry Food Stores, Inc.; Key Food Stores Co-operative, Inc.; Pathmark Stores, Inc.; Super Rite Foods; Weiss Markets, Inc. and Winn-Dixie Stores, Inc. (Orlando Division).

The Company's objective is to become a national provider of premium pet foods through supermarkets and grocery store retail outlets. The Company intends to achieve its objective by (i) providing exclusively to supermarkets a brand of competitively-priced premium pet food to enable them to recapture a share of the premium pet food market that they have lost to specialty pet stores; (ii) expanding distribution to supermarket and grocery stores in the majority of the eastern United States during approximately the next 12 months; (iii) increasing consumer awareness and market penetration throughout the Company's market areas;
(iv) expanding its product lines over the next 12 months to include dry dog food product line extensions, such as lamb and rice formulations, dry cat food for the kitten and adult life stages; and (v) packaging its products in unique single serving-sized inner-bags which are designed to increase convenience of feeding, regulate portions, and to reduce product deterioration and to prevent contamination.

The Company was incorporated as InnoPet Products Corp. under the laws of the State of Delaware on January 11, 1996. On May 15, 1996, the Company amended its Certificate of Incorporation to change its name to InnoPet Brands Corp.

Industry Background

In 1995, approximately 53 million United States households, or over one-half of all United States households, owned at least one pet and over half of these pet-owning households owned more than one pet.(1) Retail sales of pet food in the United States in 1995 were approximately $9.3 billion (an increase of 6% over 1994), of which approximately 20% was premium pet food.(1) From 1991 through 1995, sales of premium pet food have increased at a compound annual growth rate of approximately 18% in recent years, compared to a compound annual growth rate of less than 3% for total pet food sales.(1) The Company believes sales of premium pet food have increased in recent years primarily due to heightened concern for animal welfare and nutrition. Premium pet food is generally characterized by quality ingredients, such as pure meat, higher nutritional value, increased digestibility, increased nutrient absorption and higher pricing. The Company believes that its product qualifies as premium because of, among other things, its use of pure beef as the primary source of protein, corn gluten instead of corn meal, and rice instead of other grains.

Historically, the pet food industry was dominated by relatively low priced, grain-based or animal byproduct-based nationally branded products sold through supermarkets. In the early 1980's, supermarkets sold in excess of 90% of all pet foods.(1) From 1988 to 1995, however, the percentage of pet food sales made through supermarkets and grocery stores decreased from approximately 85% to 62%, mainly due to increased sales of premium pet foods through specialty pet stores.(1) These premium pet foods are currently not available to supermarkets and grocery stores. Between 1989 and 1995, sales of pet foods through outlets other than the supermarket/grocery store segment have risen approximately 71%.(1)

The Company believes supermarkets and grocery stores have been unable to reverse their loss of pet food market share because of their inability to obtain a full line of premium pet foods. The Company believes that manufacturers of premium pet foods have not supplied supermarkets and grocery stores in order to preserve their primary distribution channel, the specialty pet stores. Market research commissioned by the Company, and conducted by Bruskin Goldring Research, indicates that approximately one-half of households in the United States with one or more dogs would be likely to try a complete life-stage line of premium dog food if it was available in supermarkets.

Products

In January 1996, the Company acquired from a subsidiary of ConAgra the formulas for 51 stock keeping units ("SKUs") of premium dog and cat food grouped in 14 basic formulations, including both dry and canned foods. The formulas were developed by ConAgra under the name KenVet Nutritional Care to be prescribed and sold only through veterinarians. Some of these formulations have been used to create the Company's initial products. The Company's current products are based on 100% beef protein. The Company believes its use of pure beef protein, corn gluten instead of corn meal, and rice instead of other grains makes its product premium as compared to other pet food currently sold in supermarkets and grocery stores. Independent laboratory tests commissioned by the Company indicate that its dog food products meet or exceed other national premium food products in digestibility and are comparable in palatability. These tests determine the percentage of protein, fat and energy used by the dog as compared to the contents of the food prior to ingestion. The high degree of nutrient absorption of the Company's products, known as "bioavailability," promotes less body fat by decreasing the dog's ingestion of nonuseable calories and increases the per dollar value of the food by reducing the volume of food required to deliver the appropriate nutrient level.

         Existing Products. The Company currently offers nine SKUs of dry dog food for puppies, adults and seniors to meet the nutritional requirements of pets at each stage of their lives, in three outer and three inner bag sizes. The 3.75-, 8.125- and 15-pound outer bag sizes provide approximately one week's food supply for small, medium and large dogs, respectively. The outer bag sizes were designed to promote weekly purchases during the consumer's normal food buying trip to the supermarket or grocery store.

         Future Products. During the next 12 months, the Company anticipates introducing additional products, including four life stage SKUs for cats and special needs SKUs for dogs and cats. The Company's planned special needs products will be formulated to meet specific dietary needs, such as obesity and allergies, and in response to the dictates of the consumer, such as lamb and rice formulations.
--------
(1) This information is derived from The Maxwell Consumer Report, Wheat First Butcher Singer (May 24, 1996 and May 30, 1995); J. Palmer, Well Aren't You the Cat's Meow, Barron's, April 1, 1996 at p.29; and Packaged Facts for the Pet Food Market -- February 1995; The Information Catalogue, Marketing Intelligence Studies, Find/SVP Worldwide Consulting Research and Advisory Services (1995).

         Packaging. Unlike conventional bulk packaging in large bags, the Company uses inner-seal packs inside larger bags. This packaging system is comparable in cost to traditional dry food bulk packaging since the Company's outer-bag does not require an oxidation or fat transfer barrier. Products for different sized animals are packaged in different sized inner-seal bags. The inner-seal bags help prevent oxidation of protein, fat, vitamins and minerals in the pet food, a process that begins immediately upon exposure to air and lowers the nutritional value of bulk-packed dry foods. Additionally, contamination of product due to insects, vermin and other sources can be substantially reduced because the packaging for a single portion need not be opened until the pet's feeding time. The inner-seal packaging helps maintain the appeal of the product to the pet, thus helping to reduce waste and cost to the owner. The Company's inner-seal packaging also promotes portion control feeding recommended by veterinarians to prevent obesity, a leading ailment among dogs and cats. The inner-seal bags are easily transported which allow owners traveling with pets or leaving pets in kennels to more easily feed their pets. Each inner-seal bag is also labeled for resale, which the Company believes increases the potential number of retail outlets for the Company's products by allowing single serving sales in supermarkets and smaller stores.

Marketing and Sales

The Company's marketing strategy is designed to respond to both the supermarket's need to stem the loss of pet food customers to specialty pet stores and the consumer's desire for the convenience of purchasing a premium pet food in the supermarket. The Company currently intends to sell its initial products exclusively through supermarkets and grocery stores. The Company believes its products are nutritionally superior to currently available branded products sold through supermarkets and specialty pet stores' premium products.

Market research commissioned by the Company during March 1996 indicates that approximately one-half of United States homeowners with a dog would be willing to try a product defined as the Company's dog food formulations if it was available in supermarkets. Fewer than 3% of the respondents who would not try such a product expressed doubts that supermarkets would offer a premium dog food. A similar small percentage responded that price would be a barrier to trying such a product.

The Company generates brand awareness of its products through integrated marketing communications programs. The Company uses in-store promotions, such as floor minders, in-store sampling, instantly redeemable coupons and point of purchase displays. The Company also uses free standing inserts in newspapers, samples in "news pouches" and mails product samples, literature and coupons to demographically targeted consumers. The Company has participated and plans to continue to participate in pet-related events, such as dog walks and pet welfare fund-raisers, as well as general events such as tennis tournaments and veterinarian conferences.

The Company's suggested retail prices for its products are approximately 15% below comparable specialty pet store prices and are approximately equal to or slightly higher than the highest priced branded product sold through the supermarkets.

In March 1996, the Company began its marketing efforts in the Greater Metropolitan New York area which resulted in authorization from a majority of the supermarket and grocery store chains in this territory. In June 1996, shipments of the Company's dog food began. As of December 31, 1996, the Company had delivered its products to Great Atlantic & Pacific Tea Company (representing A&P, Waldbaum, Super Fresh, Food Emporium and Food Mart); Acme Markets, Inc.; Albertsons', Inc. (Florida Division); Associated Grocers of Florida, Inc.; Byrd Food Stores, Inc.; C&S Wholesale Grocers (representing Grand Union Company and other supermarket chains); Fleming Companies, Inc. (representing Hyde Park Markets and other supermarket chains); Gooding's Supermarkets; Food Lion, Inc.; Harris-Teeter, Incorporated; Kash N' Karry Stores, Inc.; Key Food Stores Co-operative, Inc.; Pathmark Stores, Inc.; Super Rite Foods ; Weiss Markets, Inc. and Winn-Dixie, Inc. (Orlando Division).

In order to make sales to supermarkets and wholesalers, who function as distribution organizations for supermarkets and other grocery stores, the Company, using brokers and field sales managers, must first obtain authorization for its pet foods. Generally, authorizations are made by the supermarket's corporate buying office or buying committee. An authorization from a supermarket or similar organization is the acceptance of the Company's pet foods for sales in supermarket's stores. Obtaining an authorization involves the presentation of the Company's products, and the negotiation of product set-up or slotting fees, minimum order quantities, initial scope and duration of product shelf space allocation, and marketing program participation. The Company works closely with its independent food brokers in obtaining authorizations.

Once an authorization has been obtained, the Company's brokers, overseen by its field sales managers, coordinate initial orders with the supermarket's pet products category buyer. The Company engages its food brokers on an exclusive basis with respect to premium pet food. As of December 31, 1996, the Company has appointed five brokers covering most of the East Coast of the United States, in support of the Company's expansion plan for 1997. The brokers provide representation of the Company's products to approximately 70 supermarket chains and 10,191 retail supermarket outlets. The Company's brokers, all of whom are paid on a commission basis only, employ an aggregate sales force in excess of 2,500 people. The Company oversees its broker network with field sales managers under the direction of the Company's Vice President of Sales.

The Company's ability to obtain authorizations to sell its products in supermarkets and grocery stores depends upon the efforts and skills of brokers retained by the Company. Although the Company believes it will be able to locate and retain qualified brokers throughout the United States on acceptable terms, there can be no assurance that the Company will be able to do so. The failure to obtain authorizations or to locate and retain qualified brokers could have a material adverse effect on the Company.

Manufacturing and Distribution

The manufacture of the Company's dog food begins with the purchase of the raw materials which are then processed into kibble. The kibble is then transported in bulk to companies which package the kibble for retail sale. The packaged food is then distributed to the supermarkets.

The Company outsources the manufacturing, packaging and transporting of its products. The Company has entered into contractual agreements with one manufacturer and one transportation company. Each company has been designated as the Company's primary supplier in their respective area. The Company also purchases these services and packaging from other suppliers pursuant to purchase orders in the ordinary course of business. The Company will be substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company's performance and quality specifications. Failure by the Company's manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company's manufacturers and suppliers will dedicate sufficient production capacity to meet the Company's scheduled delivery requirements or that the Company's suppliers or manufacturers will have sufficient production capacity to satisfy the Company's requirements during any period of sustained demand. Their failure to supply, or delay in supplying the Company with products could have a material adverse effect on the Company. The Company believes that its suppliers' manufacturing capacity will be adequate for the Company's needs for the foreseeable future. The inability of the Company's current suppliers to fulfill the Company's production requirements, or the Company's failure to obtain alternative production supply relationships, would have a material adverse effect on the Company.

The Company's sub-contracted manufacturers are responsible for the emulsification of the meat and the purchase and preparation of the other raw materials that make up the Company's pet food. The principal raw material required for the Company's products is beef. The Company obtains beef for its products pursuant to an agreement with Monfort, a subsidiary of ConAgra, that terminates in 1999, unless terminated earlier by either party on 60 days notice. This agreement provides for the delivery of up to 15 million pounds of beef per year at a fixed price. The fixed price is comparable to current beef prices. Accordingly, if beef prices fall, the Company will be able to terminate the agreement. Conversely, if beef prices increase, Monfort will be able to terminate the agreement. In addition, any failure by Monfort to fulfill its obligations under the agreement, or the failure by the Company to secure an alternative source of beef at comparable prices upon the termination of the Monfort agreement, whether at its expiration date or earlier, would have a material adverse effect on the Company.

The Company owns no warehouses, trucks or other distribution facilities or equipment. All transport and distribution of the Company's products is done through common carriers or fleets operated by the Company's customers. The Company distributes its products to supermarket distribution centers and distribution centers operated by grocery store wholesalers. The Company may lease space in public warehouses from time to time.

Government Regulation

The Company's products must be produced in USDA approved facilities. It is the responsibility of the Company's manufacturers to obtain and maintain such approvals. In addition, the Company's products are subject to federal and state labelling regulations and must be registered in each state that the products are sold to consumers. If the Company fails to register its labels or satisfy relevant labelling regulations, it may be subject to fines or prohibited from selling its products until such regulations are satisfied. The Company believes it is in material compliance with such regulations.

Competition

The pet food business is highly competitive. Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater financial, research and development, marketing and manufacturing resources than the Company does. Competitors in the premium pet food market include, among others, Colgate-Palmolive Co. (Hills' Science Diet), Iams Co. and Ralston Purina Co. Brand loyalty to existing products may prevent the Company from achieving its sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent the Company from obtaining professional recommendations for its products. In addition, the Company competes with current supermarket high-priced dog foods which are not considered premium when compared to InnoPet Foods and to the premium dog food offered in the specialty pet stores.

Although the dominant existing premium pet foods are not currently available in supermarkets and grocery stores, there can be no assurance that this will continue. In addition, no barriers to entry exist with respect to such brands. The entrance into the supermarket and grocery store distribution channel of an existing or new premium pet food by any of the Company's competitors could have a material adverse effect on the Company.

As compared to its competition, the Company believes that its products offer the following advantages: (i) a premium pet food available exclusively in supermarkets, (ii) a superior packaging system, (iii) a supermarket and grocery store distribution network, and (iv) competitive pricing. There can be no assurance, however, that these perceived advantages will enable the Company to compete successfully.

Employees

As of March 7, 1997, the Company employed 32 persons, one of whom is employed on a part time basis.

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently leases from InnoPet Inc. under a facilities agreement, its corporate office located at 1 East Broward Boulevard, Suite 1100, Fort Lauderdale, Florida 33301, where the Company occupies approximately 10,500 square feet of office space. The monthly rent is $24,500. The facilities agreement with respect to these offices expires April 30, 2001. The Company believes it has adequate space to conduct its operations.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal matters.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

      ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

The Company's Units, Common Stock and Warrants are quoted on the NASDAQ Small Cap Market under the trading symbols "INBCU", "INBC" and "INBCW", respectively, and have been so quoted since the Company commenced public trading on December 5, 1996. Prior to that date, there was no public market for the Company's Securities.

The following table sets forth the high and low selling price for the Company's securities for the fiscal quarter ended December 31, 1996 based on transaction data as reported by the NASDAQ Small Cap Market.


              Year Ended December 31, 1996       High         Low
              ----------------------------       ----         ---
          Fourth Quarter (From December 5,
          1996)
          Units                                  $7.50      $5.125
          Common Stock                           $6.00       $4.00
          Warrants                              $2.375      $1.375


On March 7, 1997 the closing price for the Company's Units, Common Stock and Warrants as reported by the NASDAQ Small Cap Market were $8.00, $5.9375 and $2.25 respectively.

As of March 7, 1997 there were approximately 423 holders of record of the Company's Common Stock.

The Company has not declared or paid any dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.


                           ITEM 6. PLAN OF OPERATIONS


General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food ("InnoPet Foods"). The Company began marketing InnoPet Foods in March 1996. In June 1996, it commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of December 31, 1996, the Company has sold products into the following markets: the Greater Metropolitan New York area; the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, D.C. area; North Carolina; Georgia and the Tampa Bay, Florida and South Florida areas. The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store retail outlets.

Plan of Operations

During the next twelve months the Company anticipates that it will increase its penetration into supermarkets throughout the eastern United States and that it will begin introduction of its products throughout the rest of the United States. During 1997 the Company expects to expand its line of dog foods with the introduction of lamb and rice products and the Company expects to introduce its line of dry cat foods.

The Company plans to expand its marketing programs in 1997 to include such programs as: radio and newspaper advertising, in-store coupons, floor walker displays, direct sampling programs (including newspaper pouch samples) and in-store demonstrations. Additionally, the Company plans to participate in several cause-related programs to increase customer awareness of the Company and its products.

The Company incurred a loss in 1996 and the Company expects to continue to incur losses at least into 1997. In addition, operating losses may increase, at least in the short term, as the Company increases its expenditures to effect its business plan. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products. There can be no assurance that the Company will achieve profitable operations. The Company believes the net proceeds of the December 1996 initial public offering and over-allotment, together with cash on hand and cash expected to be generated from operations, will be adequate to satisfy its capital requirements through 1997. If the Company, however, expands sales of its products beyond currently planned levels then it may be necessary to seek additional financing. There can be no assurance that the Company will be able to secure additional debt or equity financing or that such financing will be available on favorable terms.

The Company owns formulae for all products due to be introduced during 1997. Additional research and development expenditures will be necessary to conduct palatability and bioavailability tests on these formulae and on any potential modification to the formulae as the products are made ready for market.

The Company has purchased specialized meat handling machines for use by one of its kibble manufacturers at a cost of $42,500. The Company does not expect to sell or purchase significant additional equipment during the next twelve months.

The Company hired a Vice President and Chief Marketing Officer in January 1997 completing its management team. It is expected that staffing of the sales department will be increased to manage anticipated growth in sales. Other minor increases in staffing will also be needed.

Results of Operations

         Net Loss. The Company reported a net loss of $(6,518,304) or $(3.11) per common share for its initial period of operations from inception (January 11, 1996) to December 31, 1996. The loss is primarily the result of limited sales generated for that period as compared to costs and expenses incurred pertaining primarily to developmental activities of the Company to date.

         Revenues. Revenues for the period were $1,859,936. Cost of sales totaled $1,634,474 resulting in a gross margin of $225,462 or 12.1% of revenues. The narrow margin resulted primarily from warehousing and transportation expenses associated with the initial shipments of the Company's products.

         Costs and Expenses. Costs and expenses for the period totaled $5,371,898. These costs and expenses are detailed below.

         Marketing and Distribution Expenses. Marketing and distribution expenses were $3,004,127 which were primarily composed of marketing costs of approximately $1,396,000; sales department expenses of approximately $513,000; and the amortization of slotting fees of approximately $1,095,000. The Company plans to increase marketing expenditures to support the introduction of its products. Additionally, the in-house sales force will be increased to manage adequately the anticipated growth in sales.

         Product Development Expenses. Product development expenses, including personnel and related costs, were $584,976. This primarily reflects testing of formulations (e.g. palatability and biovailability), expenses associated with locating manufacturers and suppliers and of certifying their facilities and processes. Product development expenses will continue to be expended to manage manufacturers and co-packers and to facilitate extension of the Company's product lines and new product introductions. It is not anticipated that the level of expenditure in these areas will increase substantially with the anticipated product introduction and line extension included in the current business plan.

         General and Administrative Expenses. General and administrative expenses were $1,782,795 which were primarily composed of costs associated with the development and implementation of the overall business strategy, marketing and financial plans. Costs included personnel expenses of approximately $889,000, amortization of formulae acquisition costs and the ConAgra non-compete agreement of approximately $120,000 and other expenses.

         Interest and Financing Costs. Interest and financing costs totaled $1,371,868 consisting of amortization of deferred financing costs and original issue discount relating to the August 1996 private placement (discussed below, approximately $674,000); interest expense (approximately $159,000); other financing costs (approximately $349,000, consisting primarily of amortization of deferred financing costs); and costs in connection with other financings (approximately $161,000, representing certain professional fees which were incurred in connection with other financing).

Income Taxes

Net operating losses generated in fiscal 1996 will be carried forward and utilized to offset future income tax expense. The Company has a net operating loss carryforward of approximately $6,500,000 for federal income tax purposes at December 31, 1996. This net operating loss carryforward will expire in the year 2011. The Company's ability to utilize its net operating loss carryforwards will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. The Company estimates that an annual limitation of approximately $990,000 will apply to the net operating loss carryforward. The Company's utilization of its tax benefit carryforward may be further restricted in the event of subsequent changes in ownership.

Liquidity and Capital Resources

Capital for the development of the Company was provided by InnoPet Inc., the former parent company of the Company. During the Company's initial period of operations, from inception (January 11, 1996 to December 31, 1996) InnoPet Inc. made capital contributions of $2,360,538 to the Company in the form of costs and expenses ($1,462,315), funds used to purchase the InnoPet Foods formulations ($699,794) and financing costs ($198,429). Additionally, on June 5, 1996 InnoPet Inc. provided the Company $1,000,000 in financing in exchange for a five-year note, from the Company. Through December 31, 1996, InnoPet Inc. also provided $724,394 in working capital for inventories, costs and expenses, which were recorded as accounts payable to InnoPet Inc. These funds have been or will be used to fund introductory marketing allowances, the acquisition of inventory and operating expenses.

During June 1996, the Company entered into a five-year facilities agreement with InnoPet Inc. which provides for a pass-through of rent costs and reimbursement to InnoPet Inc. for funds expended for equipment, furniture and fixtures. Under the terms of the agreement, the Company is obligated for approximately $294,000 in payments over the next twelve months and $1,384,000 over the term of the agreement. The Company is obligated to pay approximately $770,000 in annual salaries to management. The Company has no material commitments for capital expenditures over the next twelve months.

In August 1996 the Company consummated a private placement financing, pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of Notes, and
(ii) 1,000,000 private placement warrants. The net proceeds of the private placement financing, $1,575,671, were used by the Company to purchase inventory, to expand distribution, to initiate marketing programs and to meet working capital and general corporate requirements.

The Company completed its initial public offering on December 4, 1996 and the over-allotment on December 10, 1996, which in aggregate consisted of 2,587,500 Units realizing approximately $8,441,000 in net proceeds. Each unit included one share of common stock and one redeemable warrant exercisable at $6.00 per share. The Company repaid its $2,000,000 of private placement financing from the proceeds of the initial public offering. The remaining proceeds of the offering are anticipated to be used for the purchase of inventory (includes raw materials, manufacturing and packaging), expansion of distribution (includes marketing allowances supporting supermarket distribution and slotting allowances), increases in marketing (includes advertising, in-store coupons, floor walker displays, direct sampling programs and in-store demonstrations), product development (including palatability and bio-availability tests of products to be introduced during the next year, as well as pilot manufacturing runs) and working capital. Based on its current operating plan, the

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

On December 31, 1996 stockholders' equity approximated $4,533,000 and working capital approximated $4,113,000.


                          ITEM 7. FINANCIAL STATEMENTS

Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

None.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)



                                TABLE OF CONTENTS





                                                     PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   F-2


FINANCIAL STATEMENTS

   Balance Sheet                                     F-3

   Statement of Operations                           F-4

   Statement of Stockholders' Equity                 F-5

   Statement of Cash Flows                           F-6

   Notes to Financial Statements             F-7 to F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
InnoPet Brands Corp.

We have audited the accompanying balance sheet of InnoPet Brands Corp. as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows from inception (January 11, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoPet Brands Corp. as of December 31, 1996, and the results of its operations and its cash flows from inception (January 11, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company is in the development stage and has incurred a net loss and reflects an accumulated deficit as of and for the period ended December 31, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to this matter are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              RACHLIN COHEN & HOLTZ

Fort Lauderdale, Florida
February 28, 1997

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                                 BALANCE SHEET

                               DECEMBER 31, 1996

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                       $4,614,312
  Accounts receivable                                                219,011
  Inventories                                                      1,058,108
  Prepaid expenses and other current assets                          445,445
                                                                  ----------
   Total current assets                                            6,336,876
                                                                  ----------
Property and Equipment                                               105,978
                                                                  ----------
Intangible Assets:
  Deferred slotting fees, net of accumulated
   amortization of $1,094,845                                        496,367
  Product formulae acquisition costs, net of
   accumulated amortization of $26,574                               251,413
  Non-compete agreement, net of accumulated
   amortization of $93,435                                           212,351
                                                                  ----------
                                                                     960,131
                                                                  ----------
Other Assets                                                         153,728
                                                                  ----------
Total Assets                                                      $7,556,713
                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable:
   InnoPet Inc.                                                   $  724,394
   Slotting fees                                                     539,095
   Trade                                                             760,200
Current portion of long-term debt due to InnoPet Inc.                200,000
                                                                  ----------
    Total current liabilities                                      2,223,689
                                                                  ----------
Long-Term Debt:
 Note payable to InnoPet Inc. net of current portion                 800,000
                                                                  ----------
Commitments and Other Matters                                             --

Stockholders' Equity:
 Preferred stock $.01 par value, authorized 5,000,000
  shares, none issued                                                     --
 Common stock, $.01 par value, authorized 25,000,000
  shares, issued and outstanding 4,465,878 shares                     44,658
 Additional paid-in capital                                       13,164,859
 Deficit accumulated during the development stage                 (6,518,304)
 Notes and interest receivable on sale of common stock            (2,158,189)
                                                                  ----------
                                                                   4,533,024
                                                                  ----------
Total Liabilities and Stockholders' Equity                        $7,556,713
                                                                  ==========

                       See notes to financial statements
                                       F-3

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                INCEPTION (JANUARY 11, 1996) TO DECEMBER 31, 1996


Revenues:
 Net Sales                                                         $1,859,936
                                                                  ------------
Costs and Expenses:
 Cost of sales                                                      1,634,474
 Marketing and distribution                                         3,004,127
 Product development                                                  584,976
 General and administrative                                         1,782,795
                                                                  ------------
                                                                    7,006,372
                                                                  ------------
Loss Before Other Expenses                                         (5,146,436)
                                                                  ------------
Other Income (Expenses):
 Interest income                                                       21,570
 Interest expense, including amortization
  of discount of $250,000                                            (408,901)
 Financing costs, including amortization of $424,329                 (773,772)
 Costs in connection with unsuccessful financing                     (161,289)
 Other expenses                                                       (49,476)
                                                                  ------------
                                                                   (1,371,868)
                                                                  ------------
Net Loss                                                          $(6,518,304)
                                                                  ------------
Net Loss per Common Share                                         $     (3.11)
                                                                  ------------

                       See notes to financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                INCEPTION (JANUARY 11, 1996) TO DECEMBER 31, 1996


                                                                                                       Notes and
                                                                                         Deficit        Interest
                                                                                      Accumulated      Receivable
                                               Common Stock             Additional     During the      on Sale of
                                           -------------------------      Paid-in      Development       Common
                                            Shares            Amount      Capital         Stage           Stock        Total
                                            ------            ------     ---------      ----------      ----------     ------

Capital contribution represented by
 costs and expenses paid on behalf
 of Company by InnoPet Inc.
 ($1.88 per share)                          1,182,432         $11,824    $2,209,524   $     --           $    --     $2,221,348

Sale of common stock ($3.20 per
 share):
  InnoPet Inc.                                43,497             435       138,755         --                --        139,190
  Officers and employees, in
  exchange for notes receivable               652,449           6,524     2,081,315                      (2,087,839)     --

Interest accrued on notes
 receivable on sale of common stock             --              --           70,350         --              (70,350)     --


Estimated fair value of warrants
 issued in connection with private
 placement financing                                                        250,020                                     250,020

Sale of units (common stock and
 warrants) in Initial Public Offering
 ($4.00 per unit), net of related costs      2,587,500          25,875    8,414,872         --                 --     8,440,747

Sale of warrants to underwriter                 --              --               23         --                 --            23

Net loss                                                                                (6,518,304)                  (6,518,304)
                                             ---------        --------    ---------     ----------        ----------  -----------

Balance December 31, 1996                    4,465,878         $44,658   $13,164,859   $(6,518,304)      $(2,158,189)$4,533,024
                                            ==========        ========   ===========    ==========        ========== ==========



                       See notes to financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                INCEPTION (JANUARY 11, 1996) TO DECEMBER 31, 1996



Cash Flows from Operating Activities:
   Net loss                                                         $(6,518,304)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
   Costs and expenses paid on behalf
    of Company by InnoPet Inc.                                        1,580,327
   Depreciation                                                          27,354
  Amortization:
   Slotting fees                                                      1,094,845
   Financing costs                                                      872,759
   Other                                                                120,009
 Interest paid from proceeds of public offering                          61,944
 Offsets against accounts receivable for slotting fees                 (881,117)
Changes in Operating Assets and Liabilities:
 Increase in:
  Accounts receivable                                                  (219,011)
  Inventories                                                          (554,077)
  Prepaid expenses and other current assets                            (951,010)
  Deposits and other assets                                            (143,728)
  Accounts payable, trade                                               760,200
  Accounts payable, slotting fees                                       539,095
  Accounts payable, InnoPet, Inc.                                       724,394
                                                                      ---------
   Net cash used in operating activities                             (3,486,320)
                                                                      ---------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                                 (84,540)
                                                                     ----------
Cash Flows from Financing Activities:
 Proceeds from Initial Public Offering                                6,851,487
 Proceeds of long-term financing from
  InnoPet Inc., net                                                     202,014
 Proceeds from private placement financing                            1,672,236
 Offering costs                                                        (472,641)
 Deferred financing costs                                               (67,924)
                                                                     ----------
   Net cash provided by financing activities                          8,185,172
                                                                     ----------
Net Increase in Cash and Cash Equivalents                             4,614,312
                                                                            --
Cash and Cash Equivalents, Beginning                                 ----------

Cash and Cash Equivalents, Ending                                    $4,614,312
                                                                     ----------

Supplemental Disclosure of Cash Flow Information:
 Non-Cash Investing and Financing Activities:
  Expenditures for various assets paid on behalf of
   Company by InnoPet Inc.
    Product formulae, non-compete agreement
     and inventory                                                   $1,072,772
                                                                     ----------
    Deferred financing costs                                         $  227,071
                                                                     ----------
    Deferred slotting fees                                           $  291,957
                                                                     ----------
    Property and equipment and other assets                          $  195,732
                                                                     ----------
 Deferred financing costs paid from proceeds
  of private placement financing                                     $  327,764
                                                                     ----------
 Offering costs paid from proceeds of
  Initial Public Offering                                            $1,436,611
                                                                     ----------
 Notes payable paid from the proceeds of
  Initial Public Offering                                            $2,000,000
                                                                     ----------

                       See notes to financial statements.

                              InnoPet Brands Corp.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

         InnoPet Brands Corp. (the "Company") was incorporated as InnoPet Products Corp. under the laws of the state of Delaware on January 11, 1996.

         On May 15, 1996, the Company amended its Certificate of Incorporation to change its name to InnoPet Brands Corp., and to increase the Company's authorized common stock to consist of 25,000,000 shares of common stock, with a par value of $.01 per share, and 5,000,000 shares of undesignated preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of designated preferred stock.

         After having amended the Certificate of Incorporation, the Company issued shares of common stock to InnoPet Inc. in consideration for the capital contributions made by InnoPet Inc. (see Note 6), resulting in a total of 1,182,432 shares of common stock being issued and outstanding.

         On June 1, 1996, the Company sold 652,449 shares of common stock to officers and employees and 43,497 shares of common stock to InnoPet Inc. (see Note 6).

         On December 10, 1996, the Company completed the Initial Public Offering of its securities. The offering resulted in the issuance of 2,250,000 units, each unit consisting of one share of common stock and one redeemable warrant. Shortly thereafter, an additional 337,500 units were sold upon the exercise of an over-allotment option by the underwriter resulting in an aggregate of 2,587,500 units sold at a price of $4.00 per unit. Subsequent to the initial public offering, the Company ceased being a subsidiary of InnoPet Inc.

         Business

         The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)









NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the periods. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term relate to the determination of the estimated net realizable value of certain elements of inventories, the estimated amortization period of certain intangible assets and the estimated liability for coupon redemptions. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         Period of Operations

         As described above, the Company was incorporated on January 11, 1996. However, for financial reporting purposes, the accompanying financial statements include all of the costs and expenses paid or incurred by InnoPet Inc. on behalf of the Company, which have been recorded as capital contributions by InnoPet Inc. (see Note 6).

         Revenue Recognition

         The Company recognizes revenue from product sales when products are shipped to customers. The Company does not grant return privileges to customers, but does recognize credits for damaged goods when such claims are appropriately filed by customers.

         Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, money market funds at broker/dealers and accounts receivable.

         The Company maintains its cash which consists primarily of demand deposits with one financial institution. From time to time, such balances exceed the federally insured limits. These balances are maintained with a high quality institution, thereby limiting the risk.

         The Company maintains cash equivalents with one financial institution. From time to time, these balances exceed applicable insurance limits. Management believes that this risk is limited by maintaining the funds with a high quality financial institution.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk

         The Company sells products to grocery chain stores and supermarkets and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. As of December 31, 1996, no allowance for losses was considered necessary.

         Cash Equivalents

         The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. Such investments are comprised of money market funds maintained with a financial institution.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market by estimated net realizable value.

         Property and Equipment

         Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

         Depreciation is computed using the straight-line method at rates based generally on the estimated useful lives of the assets. The estimated useful lives of the furniture, fixtures and equipment range generally from 1 to 10 years .

         Product Formulae Acquisition Costs

         Product formulae acquisition costs represent the cost of acquiring the formulae to the pet food products that the Company produces and sells (see Note 3), together with the incremental costs incurred (primarily professional fees) that were directly related to the acquisition of the formulae. These costs are being amortized over an estimated useful life of 10 years. Amortization during the period totaled $26,574.

         The Company evaluates the recoverability of the product formulae acquisition costs on a regular periodic basis, based upon the projected future amount of profits reasonably expected to be generated from sales of such products. Any diminution in value of such costs will be charged to expense when determined.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





         NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Slotting Fees

         Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice.

         Many retailers, rather than remitting payment for amounts due for the purchase of product to the Company and receiving payment of slotting fees from the Company, choose to offset slotting fees against amounts due for product and pay only the balance. During the period ended December 31, 1996, $881,000 of accounts receivable were settled by offsetting slotting fees due to the retailer.

         It is the expectation of the Company that all slots acquired will be available for the Company's products indefinitely. At a minimum, however, retailers allow new products six to twelve months to demonstrate that they can contribute to profitability. Retailers will continue to carry products which are profitable; products which do not provide an adequate return may be discontinued. The Company has created a formal policy with regard to slotting, whereby the Company requires that retailers confirm that the product will be carried for a minimum of six months. Slots will be made available to the Company for a period of time ranging from six months to indefinitely. Slotting fees are recorded by the Company upon acceptance by the retailer of the first shipment of the Company's product.

         The benefits to be derived from slotting fees extend for a period of time estimated to range from six months to indefinitely. The period of benefit begins when the retailer receives its first delivery of product. Accordingly, the Company capitalizes these costs, and amortizes them over a period of six months, beginning when the retailer accepts delivery of the first shipment of product.

         Estimated Liability for Coupon Redemptions

         The Company utilizes promotional coupons as a component of its marketing strategy. The financial statements include an accrual for the estimated liability for coupons which are circulated, but not redeemed as of the balance sheet date. This estimated liability is net of an estimate of the percentage of coupons which the Company believes will not be redeemed based upon industry practice and the Company's limited experience to date. As of December 31, 1996, the estimated liability for promotional coupon redemptions was $10,000.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Offering Costs

         Costs incurred in connection with the initial public offering of securities, consisting of professional fees directly associated with the offering, have been charged to additional paid in capital at the closing of the offering in December 1996.

         Certain other professional fees which were incurred in connection with other financings, but only indirectly associated with the offering, aggregated $161,289, and have been charged to expense during the period from inception (January 11, 1996) to December 31, 1996.

         Financing Costs

         Financing costs represent the costs incurred by InnoPet Inc. to raise certain debt financing, the proceeds of which were used for the developmental activities of the Company. Those costs incurred relating to debt obligations of InnoPet Inc. have been assigned to the Company and recorded as a capital contribution by InnoPet Inc. These costs were amortized over the term of the related debt (six to twelve months) and at December 31, 1996 were fully amortized.

         In addition, the Company has incurred costs in connection with the private placement financing which was consummated in August 1996. These costs were amortized over the outstanding four-month term of the private placement financing debt, as measured by the date of repayment of this debt from the proceeds of the initial public offering in December, 1996 (see Note 9).

         Non-Compete Agreement

         The allocated costs attributable to the non-compete agreement, included as part of the Asset Purchase Agreement (Note 3), have been deferred and are being amortized over the three-year term of the covenant.

         Advertising Costs

         Advertising costs, included in marketing and distribution costs, are charged to expense as incurred. Advertising costs incurred for the period ended December 31, 1996 were not material.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which is effective for the accompanying financial statements of the Company. SFAS 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for its stock-based compensation awards to employees under the provisions of APB 25, and will disclose the required pro forma effect on net income and earnings per share at such time as a material number of options are granted.

         Net Loss Per Common Share

         Net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the period. In addition, all the common shares sold during the period prior to the initial public offering have been treated as outstanding during the entire period in contemplation of the initial public offering (see Note
         9), pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. Fully diluted earnings per share, assuming exercising of the options and warrants granted is not presented as the effect of conversion is anti-dilutive. The number of shares used in the computation was 2,094,000 shares.


NOTE 2. BASIS OF PRESENTATION

         As described above, the Company was incorporated on January 11, 1996, and, since that time, together with InnoPet Inc., has been primarily involved in organizational activities, developing a strategic plan for the marketing and distribution of its pet food products, and raising capital. Planned operations, as described above, have commenced, but revenue therefrom generated to date is not considered significant in relation to the Company's strategic plan. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

         The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying financial statements, the Company has incurred a net loss and reflects a deficit accumulated during the development stage of $6,518,304 as of and for the period ended December 31, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 2. BASIS OF PRESENTATION (Continued)

         Management's plans with regard to this matter encompass the following actions:

         1. Business Plan

         The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of December 31, 1996, the Company is selling product into the following markets: the Greater Metropolitan New York area, the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, DC area; North Carolina; Georgia; and the Tampa Bay, Florida and South Florida areas. During the next twelve months, the Company anticipates that it will begin implementation of its national distribution.

         During 1997, the Company expects to expand its line of dog foods with the introduction of lamb and rice products. The Company also plans to introduce a line of dry cat foods by the end of the fourth quarter of 1997.

         The Company plans to expand its marketing programs in 1997 to include such programs as: radio and newspaper advertising, in-store coupons, floor walker displays, direct sampling programs (including newspaper pouch samples) and in-store demonstrations. Additionally, the Company plans to participate in several cause-related programs to increase consumer awareness of the Company and its products.

         2. Equity Infusion by Means of Public Offering

         The Company raised certain working capital, in August 1996 by means of private placement financing (see Note 8) and December 1996 by means of an initial public offering of its securities (see Note 9).

         The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 3. ACQUISITION OF PRODUCT FORMULAE AND INVENTORY AND NON-
        COMPETE AGREEMENT

         In accordance with the terms of an Asset Purchase Agreement dated January 16, 1996 among the Company, InnoPet Inc. and a subsidiary of ConAgra, Inc., on the Initial Closing Date, as defined (January 16,
         1996), the Company acquired all of the right, title and interest in and to the formulae which were used in connection with the pet food business that had been known as KenVet Nutritional Care. On the Final Closing Date, as defined (on or before February 15, 1996), the Company acquired all of the right, title and interest in and to certain other assets, as defined, comprised primarily of the current inventory existing as of the Final Closing Date. The Company did not assume any liabilities, obligations or commitments relating to the business. In addition, in order to induce the Company to purchase the assets pursuant to the agreement, ConAgra agreed that for a three year period following the Initial Closing Date, it will not manufacture or sell certain nutritional finished pet food products. Additionally, the Company agreed to purchase and ConAgra agreed to supply certain products at stipulated prices for the next three years, subject to cancellation by either party without penalty upon sixty days notice.

         The purchase price for the assets, as finally negotiated, was a total of $641,021. Of this total amount, $250,000 was paid on the Initial Closing Date in exchange for the formulae, and the balance of $391,021 was to be paid on the Final Closing Date in exchange for the remaining assets. The $250,000 was paid by InnoPet Inc. on the Initial Closing Date, and has been recorded as a capital contribution by InnoPet Inc. The $391,021 was paid by InnoPet Inc. in April and May 1996 and has been reflected as a capital contribution by InnoPet Inc. in the accompanying financial statements.

         The Company has allocated the various rights and resources inherent in the agreement as follows: $250,000 as product formulae acquisition costs, based on the negotiated amount contained in the agreement; $116,021 as inventory, based upon management's estimate of the liquidation value of the inventory; and $275,000 as a non-compete agreement, based upon management's evaluation of the estimated economic benefit expected to be derived from this right. The Company believes that the allocation made to the tangible and intangible assets set forth above is a reasonable measurement of the rights and resources inherent in the agreement.

         In connection with the acquisition of the formulae, non-compete agreement and inventory pursuant to the Asset Purchase Agreement, it was intended by the Company that the substance of the transaction was to acquire the formulae to the pet food products in order to gain entrance into this line of business and augment InnoPet Inc.'s pet food business.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 3. ACQUISITION OF PRODUCT FORMULAE AND INVENTORY AND NON-
        COMPETE AGREEMENT (Continued)

         However, in order to effect the acquisition of the formulae, it was necessary to purchase the inventory as part of the acquisition transaction. The Company considered the purchase of the inventory as incidental to the acquisition of the formulae, and utilized the raw material portion of the inventory in the production of the Company's pet food products when possible, recouped its investment in the remainder of the inventory wherever possible and disposed of the portion which was neither useable or salable prior to December 31, 1996. Additionally, the Company's business plan for the pet food business contemplates operation of this business in a manner significantly different from that employed by ConAgra, including such attributes as trade name, market distribution system, employee base, physical facilities, production techniques and sales force.


NOTE 4. INVENTORIES

                      Raw materials                     $   193,162


                      Work in process                       122,762


                      Finished product                      742,184
                                                        -----------
                                                         $1,058,108
                                                        ===========


NOTE 5.         PROPERTY AND EQUIPMENT

                      Die plates                            $53,879
                      Computer equipment and software        45,805
                      Furniture and fixtures                 27,049
                      Leasehold improvements                  6,599
                                                        -----------
                                                            133,332

                      Less accumulated depreciation          27,354
                                                        -----------
                                                           $105,978
                                                        ===========

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 6. RELATED PARTY TRANSACTIONS

         Transactions with InnoPet Inc.

         As discussed above, the Company was incorporated on January 11, 1996 as a wholly-owned subsidiary of InnoPet Inc. During the period inception through approximately June 30, 1996, substantially all of the Company's costs and expenses, and the acquisition of the Company's assets, were paid or incurred on behalf of the Company by InnoPet Inc. Such amounts have been accounted for as capital contributions by the InnoPet Inc. to the Company, and are analyzed as follows:

         Costs and expenses charged to operations        $1,323,125


         Initial purchase price for the acquisition
           of product formulae, covenant not to
           compete and inventory, including $58,773
           of directly associated costs                     699,794


         Deferred financing costs                           198,429
                                                         ----------
                                                         $2,221,348
                                                         ==========


         The costs and expenses expended on behalf of the Company by InnoPet Inc. were determined based upon an analysis of those costs directly associated with or reasonably allocated to the Company's operational activities related to the premium pet food business. Personnel costs were allocated based upon estimates of the actual time devoted by individual employees to the Company's activities on a monthly basis. General and administrative expenses were allocated based on the overall average percentage derived from the personnel allocation described above on a monthly basis. Marketing and distribution and product development costs were primarily allocated on a direct basis. In the opinion of management, the method used to allocate costs to the Company was considered to be fair and reasonable under the circumstances.

         See Note 10 regarding a facilities agreement with InnoPet Inc.

         Debt Financing by InnoPet Inc.

         On June 5, 1996, InnoPet Inc. provided debt financing to the Company in the amount of $1,000,000. The note is a five-year unsecured note, providing for annual principal payments of $200,000 and interest at 1% over prime (9.25% at 12/31/96) payable quarterly commencing September 1, 1996, and contains no prepayment penalty. Interest for the period ended December 31, 1996 of $52,966 was accrued, and charged to expense.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 6. RELATED PARTY TRANSACTIONS (Continued)

         Accounts Payable, InnoPet Inc.

         In addition to the debt financing described above, InnoPet Inc. has also provided working capital financing to the Company on open account. Such funds were used primarily for inventories, operating costs and expenses, and deferred offering costs and financing costs. These working capital advances, which have a balance of $724,394 at December 31, 1996, are due on demand, are non-interest bearing, and are presented in the accompanying financial statements as accounts payable, InnoPet Inc.

         Sale of Common Stock to Officers and Employees and InnoPet Inc.

         On June 1, 1996, the Company sold an aggregate of 652,449 shares of common stock to certain officers and employees of the Company, including the chairman of the board and chief executive officer, for a total amount of $2,087,839, and 43,497 shares to InnoPet Inc. for $139,190 ($3.20 per share). The officers and employees purchased their shares by means of three-year notes which bear interest at 5.75% annually. The notes are of full recourse to the officers and employees during the first two years of the term of the notes, and are secured by the shares owned by the officers and employees. The purchase price of the shares purchased by InnoPet Inc. was applied against the then outstanding balance due to InnoPet Inc. arising from costs and expenses expended on behalf of the Company by InnoPet Inc.


NOTE 7. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         The provision for income taxes has been computed on a separate return basis. The Company does not plan to file a consolidated income tax return with InnoPet Inc. The successful completion of the initial public offering (see Note 9) and the sale of common stock to certain officers and employees of the Company (see Note 6), had the effect of disqualifying the Company as a member of the consolidated group with InnoPet Inc.

         As of December 31, 1996, on a separate return basis, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $6,500,000, which expires in 2011.

         The Company presently has no significant temporary differences between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1996 were as follows:

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 7. INCOME TAXES (Continued)

         Benefit of net operating loss carryforwards     $2,400,000
         Less valuation allowance                         2,400,000
                                                         ----------
         Net deferred tax asset                          $        -
                                                         ==========



         As of December 31, 1996, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $2,400,000, which related to the net operating losses, has been established.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1996, based upon the sale of common stock to certain officers and employees of the Company in June 1996 (see Note 6), and the successful completion of the Company's initial public offering prior to December 31, 1996 (the end of the Company's current taxable year). As a result, based upon the amount of the taxable loss incurred to December 31, 1996, the Company estimates that an annual limitation of approximately $990,000 will apply to the net operating loss carryforward existing as of that date. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 8. PRIVATE PLACEMENT FINANCING

         In August 1996, the Company completed certain private placement financing involving a total of $2,000,000 of promissory notes and 1,000,000 common stock purchase warrants (private placement warrants). Related costs amounted to approximately $424,000 resulting in net proceeds to the Company of approximately $1,576,000. The promissory notes bear interest at 10% per annum. Principal and accrued interest are payable upon the earlier of the closing of the sale of securities or other financing yielding gross proceeds of $4,000,000 to the Company, or twelve months from date of issue. The terms of the note contain, among other things, certain restrictions on the payment of dividends by the Company or incurring any liability for borrowed money, except in the ordinary course of business. Each private placement redeemable warrant entitled the holder to purchase one share of common stock at a price equal to 150% of the initial public offering price per unit, subject to adjustment, during the 36-month period commencing one year from the date the warrants are issued. Upon consummation of the initial public offering, each private placement warrant was automatically converted into a redeemable warrant having terms identical to that of the redeemable warrants underlying the units of the initial public offering (see Note 9).

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 8. PRIVATE PLACEMENT FINANCING (Continued)

         The fair value of these warrants was estimated to be $250,000 ($.25 per warrant) based, among other things, upon a financial analysis of the term of the warrants. This amount has been reflected in the accompanying financial statements as a discount on the notes payable, with a corresponding credit to additional paid-in capital, and was amortized over the term of the notes (four months).

         In connection with the private placement financing, the Company issued to the placement agent 200,000 placement agent warrants to purchase 200,000 shares of common stock at an exercise price of $2 per share. These placement agent warrants were canceled upon the consummation of the initial public offering.

         Simultaneously with the closing of the initial public offering, these notes, together with accrued interest, were paid in full from the proceeds. The total amount paid, aggregated $2,061,944, which included $61,944 of accrued interest.


NOTE 9. INITIAL PUBLIC OFFERING

         In December 1996, the Company raised additional capital through an initial public offering of its securities. The public offering consisted of 2,250,000 units, each unit consisting of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at 150% of the initial public offering price per unit, subject to adjustment. In addition, there was an over-allotment option which was exercised by the underwriter resulting in a total of 2,587,500 units being sold. Gross proceeds totaled $10,350,000 and offering expenses aggregated $1,909,253, resulting in net proceeds of $8,440,747.

         In addition, the underwriter purchased warrants to purchase from the Company 225,000 units for nominal consideration, which may be exercised anytime in the four year period commencing at the beginning of the second year following issuance, at an exercise price of 165% of the initial public offering price.

         At the time the initial public offering was completed, the Company ceased being a subsidiary of InnoPet Inc. inasmuch as InnoPet Inc.'s ownership of the Company's common stock amounted to only approximately 27.5% following the completion of the public offering.

         Subsequent to the initial public offering the following warrants are outstanding:

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 9. INITIAL PUBLIC OFFERING (Continued)

       Description                         Exercise Price    Number of Shares
       -----------                         --------------    ----------------


Private placement warrants converted -
  redeemable for one common share               $6.00            1,000,000
Initial public offering warrants -
  redeemable for one common share               $6.00            2,587,500
Underwriter warrants - redeemable for
  one unit, comprised of one common
   share and one warrant                        $6.60              225,000
Warrants resulting  from exercise of
  underwriter warrants - redeemable
  for one common share                          $8.70              225,000
                                                                 ---------
Total                                                            4,037,500
                                                                 =========



NOTE 10. COMMITMENTS AND OTHER MATTERS

         Employment Agreements

         The Company entered into an employment agreement with the chief executive officer dated as of June 1, 1996 which expires on May 31, 2000. The agreement provides, among other things, for an annual salary of $200,000 to December 31, 1997 and $250,000 thereafter; a discretionary bonus up to 25% of the annual salary to be determined by the board of directors; and a performance bonus to be determined by the compensation committee of the board of directors, based upon the net earnings of the Company in any given year. The agreement also provides for life insurance, auto and office expense reimbursements and a stock option plan. If this agreement is terminated by the Company without cause, the officer will be entitled to a severance payment equal to three times his average annual salary, as defined.

         The Company has also entered into employment agreements with several other members of management, which terminate May 31, 1999, contain a one-year renewal option, and provide for aggregate annual salaries of approximately $570,000.

         Incentive Stock Plan

         The Company has reserved a total of 400,000 shares of common stock for issuance under the 1996 Stock Option Plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's) which are not subject to special tax treatment.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 10. COMMITMENTS AND OTHER MATTERS (Continued)

         Incentive Stock Plan

         The Plan is administered by the board of directors or a committee appointed by the board (the Administrator). Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

         The exercise price for ISO's cannot be less than the fair market value of the stock subject to the option on the grant date. The exercise price of a NQO shall be fixed by the Administrator at whatever price the Administrator may determine in good faith. Unless the Administrator determines otherwise, options generally have a 10-year term. Unless the Administrator provides otherwise, options terminate upon the termination of a participant's employment, except that a participant may exercise an option to the extent that it was exercisable on the date of termination for a period of time after termination.

         On December 5, 1996, 40,000 non-qualified options were granted under the Plan. These options, which have an exercise price of $3.75, were considered by management to have been issued at an exercise price equal to market value.

         Facilities Agreement

         The Company has entered into a facilities agreement with InnoPet Inc. whereby it has agreed to lease its premises, furnishings and equipment from InnoPet Inc. until April 30, 2001. The future minimum lease payments due under this agreement are as follows:

                           Year                     Minimum Lease Payments

                           1997                        $   294,000
                           1998                            310,000
                           1999                            325,000
                           2000                            341,000
                           2001                            114,000
                                                       -----------
                                                        $1,384,000
                                                       ===========

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 10. COMMITMENTS AND OTHER MATTERS (Continued)

         Financing Consulting Agreement

         On December 5, 1996, the Company entered into a financial advisory and consulting agreement with Joseph Stevens & Company, L.P. the underwriter involved in the initial public offering ( the "Consultant"). The agreement outlines the Consultant's duties to include, but not be limited to, rendering advice with regards to financial reports, press releases, meetings with securities analysts, and internal operations of the Company. The term of the agreement is twenty-four months commencing on December 5, 1996, with compensation of $48,000 due at commencement.


NOTE 11. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1996. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 1996 or that will be realized in the future.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and debt maturing within one year. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

         The fair value of non-current debt instruments and notes receivable have been estimated using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments or quoted market prices, when applicable. At December 31, 1996, the differences between the estimated fair value and the carrying value of non-current debt instruments and notes receivable were considered immaterial in relation to the Company's financial position.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 12. SUBSEQUENT EVENT

         On March 3, 1997, the Company entered into a letter of intent to purchase certain of the assets and liabilities of Natural Life Pet Products for $3,500,000 plus the value of certain inventory in cash, notes and common stock of the Company. Natural Life Pet Products, which has approximately $9,000,000 in annual revenues, manufactures, markets and sells premium pet food through veterinarian offices and specialty pet stores. The Company is negotiating a definitive purchase agreement which will be subject to a number of conditions including further due diligence with respect to the assets to be acquired. There can be no assurance that a closing will ever occur.

                                    PART III


ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10 (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transitions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of December 31, 1996, and are incorporated herein by reference.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



Exhibit
Number                     Description of Document
------                     -----------------------
3.1                        Certificate of Incorporation, as amended(1).
3.2                        By-Laws of the Company(1).
4.1                        Form  of Redeemable Warrant Agreement between
                           Company and Continental Stock Transfer & Trust
                           Co., including form of Redeemable Warrant
                           Certificate(1).
4.2                        Form of Underwriter's Warrant Agreement including Form of Underwriter's
                           Warrant Certificate(1).
4.3                        Specimens of Company's Common Stock(2).
4.4                        Form of Private Placement Promissory Note(1).
4.5                        Form of Private Placement Warrant Certificate(1).
10.1                       1996 Stock Option Plan(1).
10.2                       Employment Agreement between Company and Marc Duke with exhibits(1).
10.3                       Employment Agreement between Company and Edwin Christensen with exhibits(1).
10.4                       Employment Agreement between Company and Linda Duke with exhibits(1).
10.5                       Employment Agreement between Company and Robin Hunter with exhibits(1).
10.6                       Employment Agreement between Company and Albert Masters with exhibits(1).
10.7                       Employment Agreement between Company and Dr. Dana Vaughn with exhibits(1).
10.8                       Facilities Agreement between Company and InnoPet Inc(1).
10.9                       Supply Agreement between the Company and Monfort, Inc.(1)
10.10                      Form of Financial Advisory and Consulting Agreement with Underwriter(1).
11.1                       Computation of Net Loss per Common Share
27                         Financial Data Schedule

     ----------------------

(1) Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-12275, as filed with the Securities and Exchange Commission on September 19, 1996.

(2) Incorporated herein in its entirety by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-12275, as filed with the Securities and Exchange Commission on November 1, 1996.



Reports on Form 8-K: None.

                                      III-1

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               InnoPet Brands Corp.

Date: March 26, 1997                           By: /s/ Marc Duke
      ----------------------                      ------------------------------------------
                                                    Marc Duke, Chairman of the Board and CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 26, 1997                           By: /s/ Robin Hunter
      ----------------------                      ------------------------------------------
                                                  Robin Hunter, Vice President, Chief
                                                  Financial Officer and Secretary


Date: March 26, 1997                           By: /s/ Albert A. Masters
      ----------------------                      ------------------------------------------
                                                  Albert A. Masters, Vice President of Sales
                                                  and Director

Date: March 26, 1997                           By: /s/ Edwin H. Christensen
      ----------------------                      ------------------------------------------
                                                  Edwin H. Christensen, Vice President of
                                                  Manufacturing and Director

Date: March 26, 1997                           By: /s/ Curtis Granet
      ----------------------                      ------------------------------------------
                                                  Curtis Granet, Director


Date: March 26, 1997                           By: /s/ Richard P. Greene
      ----------------------                      ------------------------------------------
                                                  Richard P. Greene, Director





                                      III-2