Form 10QSB
period 1997-03-31
INNOPET BRANDS CORP
filed 1997-05-15
CIK 1018158

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
                    ----------------------------------------
           (Name of small business issuer as specified in its charter)


           Delaware                                         65-0639984
----------------------------------            ----------------------------------
  (State of Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


                        1 East Broward Blvd., Suite 1100
                         Fort Lauderdale, Florida 33301
                ------------------------------------------------
                    (Address of Principal Executive Offices)



                                 (954) 453-2400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                               ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 1, 1997, 4,465,878 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes ___ No _X_

================================================================================

                              INNOPET BRANDS CORP.
              Index To Financial Statements And Financial Schedules
                                 March 31, 1997


                                                                                                                         Page
                                                                                                                        ------
Part I.      FINANCIAL INFORMATION

 Item 1.  Financial Statements
                 Condensed Balance Sheets as of March 31, 1997 and December 31, 1996................................       2.
                 Condensed Statements of Operations for the three months ended March 31, 1997, the period from inception (January 11, 1996) to March 31, 1996 and the cumulative development stage period from
                 inception (January 11, 1996) to March 31, 1997.....................................................       3.
                 Condensed Statements of Cash Flows for the three months ended March 31, 1997, the period from inception (January 11, 1996) to March 31, 1996 and the cumulative development stage period from
                 inception (January 11, 1996) to March 31, 1997.....................................................       4.
                 Notes to Financial Statements......................................................................       6.

 Item 2.  Management's discussion and analysis of financial condition and results of operation......................       8.

Part II.     OTHER INFORMATION
                 Other Information..................................................................................      10.
                 Signature..........................................................................................      11.


                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                            March 31, 1997             December 31, 1996
                                                            --------------             -----------------
                                                              (Unaudited)
                       Assets

Current Assets:
   Cash.............................................     $         1,607,319          $        4,614,312
   Accounts receivable..............................                 418,207                     219,011
   Inventories......................................               1,983,734                   1,058,108
   Prepaid expenses and other current assets........                 355,979                     445,445
                                                         -------------------          -------------------
     Total current assets...........................               4,365,239                   6,336,876
                                                         -------------------          -------------------

Property and Equipment, net.........................                 331,908                     105,978
                                                         -------------------          -------------------

Intangible Assets:
   Deferred slotting fees, net of accumulated
    amortization.....................................                238,204                     496,367
   Product formulae acquisition costs, net of
    accumulated  amortization........................                244,463                     251,413
   Non-compete agreement, net of accumulated
    amortization.....................................                186,869                     212,351
                                                         -------------------          -------------------
     Total intangible assets........................                 669,536                     960,131
                                                         -------------------          -------------------

Other Assets........................................                 208,026                     153,728
                                                         -------------------          -------------------


Total Assets........................................     $         5,574,709          $        7,556,713
                                                         ===================          ===================

Liabilities And Stockholders' Deficiency

Current Liabilities:
   Accounts Payable:
     Trade.........................................      $        1,065,823           $          760,200
     Slotting fees.................................                 541,330                      539,095
     Parent........................................                 634,441                      724,394

   Current portion of long-term debt due to
     InnoPet, Inc..................................                 200,000                      200,000
                                                        -------------------          -------------------
         Total current liabilities.................               2,441,594                    2,223,689
                                                        -------------------          -------------------

Long-Term Debt:
   Note payable to InnoPet, Inc., net of current
     portion.......................................                 800,000                      800,000
                                                        -------------------          -------------------
Commitments and Other Matters......................                      --                           --

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued....................                   --                           --
  Common stock, $.01 par value; authorized
     25,000,000 shares; issued and outstanding
     4,465,878 shares..............................                  44,658                       44,658
  Additional paid-in capital.......................              13,194,456                   13,164,859
  Deficit accumulated during the development stage.              (8,718,212)                  (6,518,304)
  Notes and interest receivable on sale of common
   stock...........................................              (2,186,333)                  (2,158,189)
   Treasury stock at cost..........................                  (1,454)                          --
                                                        --------------------         -------------------

Total Stockholders' Equity.........................               2,333,115                    4,533,024
                                                        -------------------          -------------------

Total Liabilities and Stockholders' Equity.........     $         5,574,709          $         7,556,713
                                                        ===================          ===================

                                       2

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                        Cumulative Development
                                                                                                         Stage Period from
                                                                              Inception (January        Inception (January 11,
                                                   Three Months Ended           11, 1996) to                  1996) to
                                                     March 31, 1997             March 31, 1996             March 31, 1997
                                                   ------------------          ----------------           ---------------
                                                      (Unaudited)                                           (Unaudited)

Net sales..................................        $          575,028          $             --           $     2,434,964
                                                   ------------------          ----------------           ---------------

Cost of Goods Sold.........................                   383,574                        --                 1,586,282
                                                   ------------------          ----------------           ---------------

Gross Profit...............................                   191,454                        --                   848,682
                                                   ------------------          ----------------           ---------------

Operating Expenses:
 Sales expenses............................                   160,900                        --                   673,728
 Slotting allowances.......................                   439,435                        --                 1,534,280
 Marketing expenses........................                   805,079                   250,603                 2,183,369
 Product development.......................                   103,783                   214,929                   688,759
 General and administrative................                   896,287                   564,894                 3,129,012
                                                    -----------------          ----------------           ---------------
   Total operating expenses................                 2,405,484                 1,030,426                 8,209,148
                                                    -----------------          ----------------           ---------------

Loss from operations.......................                (2,214,030)               (1,030,426)               (7,360,466)
                                                    ------------------         ----------------           ---------------

Other Income (Expenses):
 Interest income...........................                    36,930                        --                    58,500
 Interest expense and financing costs......                   (22,808)                 (138,330)               (1,205,481)
 Costs in connection with unsuccessful
   financing...............................                        --                        --                  (161,289)
 Other expenses                                                    --                        --                   (49,476)
                                                    -------------------        ----------------           ---------------
                                                                                             --
   Total other income......................                    14,122                  (138,330)               (1,357,746)
                                                    -------------------        ----------------           ---------------

Net loss...................................        $       (2,199,908)         $     (1,168,756)          $    (8,718,212)
                                                   ===================         ================           ===============

Net loss per common share..................        $             (.49)         $           (.99)          $         (3.39)
                                                   ===================         ================           ===============
Shares used in per share calculations......                 4,465,878                 1,182,432                 2,568,376
                                                   ===================         ================           ================


                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows

                                                                                                           Cumulative
                                                                                                         Development Stage
                                                                                                            Period from
                                                                              Inception (January        Inception (January
                                                    Three Months Ending         11, 1996) to               11, 1996) to
                                                     March 31, 1997            March 31, 1996             March 31, 1997
                                                    ----------------          ----------------           ----------------
                                                       (Unaudited)                                          (Unaudited)
Cash Flows from Operating Activities:
   Net loss....................................       $   (2,199,908)            $ (1,168,756)              $(8,718,212)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Costs and expenses paid on behalf of
       Company by InnoPet Inc..................                   --                1,161,836                 1,580,327
     Depreciation..............................               24,378                       --                    51,732
     Amortization:
      Slotting fees............................              439,435                       --                 1,534,280
      Financing Costs..........................                   --                       --                   872,759
      Other....................................               32,432                    6,920                   152,441
     Offsets against accounts receivable for
       slotting fees.............................           (181,273)                      --                (1,062,390)
     Interest paid from proceeds of public                       --                        --                    61,944
       offering..................................
   Changes in Operating Assets and
     Liabilities:
     (Increase) Decrease in:
      Accounts receivable......................             (199,196)                      --                  (418,207)
      Inventory................................             (925,626)                      --                (1,479,703)
      Prepaid expenses.........................               89,466                       --                  (861,544)
      Other assets.............................              (54,298)                      --                  (198,026)
   Increase (Decrease) in:
      Accounts payable, trade..................              305,623                       --                 1,065,823
      Accounts payable slotting fees...........                2,235                       --                   541,330
      Account payable, InnoPet Inc.............              (89,953)                      --                   634,441
                                                      --------------             ------------               -----------
        Net cash used in operating activities..           (2,756,685)                      --                (6,243,005)
                                                      --------------             ------------               -----------


Cash Flows from Investing Activities:
   Acquisition of property and equipment.......             (250,308)                      --                  (334,848)
                                                      --------------             ------------               -----------

Cash Flows from Financing Activities:
   Proceeds from initial public offering......                    --                       --                 6,851,487
   Proceeds of long-term financing from
     InnoPet Inc., net........................                    --                       --                   202,014
   Proceeds from private placement financing..                    --                       --                 1,672,236
   Offering costs.............................                    --                       --                  (472,641)
   Deferred financing costs...................                    --                       --                   (67,924)
                                                      --------------             ------------               -----------
     Net cash provided by financing activities                    --                       --                 8,185,172
                                                      --------------             ------------               -----------

Net Increase (Decrease) in Cash...............            (3,006,993)                      --                 1,607,319

Cash, Beginning...............................             4,614,312                       --                        --
                                                      --------------             ------------               -----------

Cash, Ending..................................        $    1,607,319             $         --               $ 1,607,319
                                                      ==============             ============               ===========

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Continued)

                                                                                                          Cumulative
                                                                                                       Development Stage
                                                                                                         Period from
                                                                           Inception (January         Inception (January
                                                      Three Months Ending     11, 1996) to               11, 1996) to
                                                        March 31, 1997       March 31, 1996             March 31, 1997
                                                       ----------------     ----------------           ----------------
                                                         (Unaudited)                                      (Unaudited)

Supplemental Disclosure of Cash Flow Information:

   Non-Cash Investing and Financing Activities:

   Expenditures for various assets paid on behalf
    of Company by InnoPet Inc.:
     Product formulae, non-compete agreement
       and inventory..........................           $           --             $    308,773             $  1,072,772
                                                         ==============             ============             ============

     Deferred financing costs.................           $           --             $    198,429             $    227,071
                                                         ==============             ============             ============

     Deferred slotting fees...................           $           --             $         --             $    291,957
                                                         ==============             ============             ============

     Property and equipment and other assets..           $           --             $         --             $    195,732
                                                         ==============             ============             ============

   Deferred financing costs paid from
     proceeds of private placement financing..           $           --             $         --             $    327,764
                                                         ==============             ============             ============

   Offering costs paid from proceeds of initial
     public offering..........................           $           --             $         --             $  1,436,611
                                                         ==============             ============             ============

   Notes payable paid from proceeds of
     public offering..........................           $           --             $         --             $  2,000,000
                                                         ==============             ============             ============


                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


1. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company from inception (January 11, 1996) to December 31, 1996 for a description of the significant accounting policies, which have continued without change, and other footnote information.

2. All adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operation and cash flow have been included. For purposes of interim financial reporting, the Company uses the standard cost method in determining the estimate of the lower of cost or market for inventory valuation. The results of the interim period are not necessarily indicative of the results for the full year.

3. The Company was incorporated on January 11, 1996, and, since that time, has been primarily involved in organizational activities, developing a strategic plan for the marketing and distribution of its pet food products, and raising capital. Planned Operations, as described above, have commenced, but revenue therefrom generated to date is not considered significant in relation to the Company's strategic plan. Accordingly, the Company is considered to be in the development stage, and the accompanying interim financial statements represent those of a development stage enterprise.

    The accompanying interim financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying interim financial statements, the Company has incurred a net loss and reflects a deficit accumulated during the development stage of $8,718,212 for the period from inception (January 11, 1996) through March 31, 1997. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

    Management's plans with regard to this matter encompass the following actions:

       Business Plan

       The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of March 31, 1997, the Company is selling product into the following markets: the Greater Metropolitan New York area, the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, DC area; North Carolina; Georgia; and the Tampa Bay Florida and South Florida areas. During the next twelve months, the Company anticipates that it will begin implementation of its national distribution.

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

       Equity Infusion

       On April 29, 1997, the Company completed a $2.5 million private placement (the "Private Placement"). The shares were purchased by Entrepreneurial Investors, Ltd., a Bahamian company. The Private Placement consisted of the sale of 625,000 shares of Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), of the Company at $4.00 per share. The Company anticipates using the net proceeds of the Private Placement (approximately $2 million) for general corporate purposes. A Current Report on Form 8-K with respect to such sale was filed with the Securities and Exchange Commission on May 12, 1997.

       The eventual outcome, or success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-QSB, InnoPet Brands Corp. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: changes in the pet food industry; the Company's ability to manage growth effectively; the Company's ability to sell premium pet foods through supermarkets and grocery stores; the entrance into the supermarket distribution channel of an existing or new premium pet food; the ability of the Company's manufacturers and other suppliers to meet the Company's performance and quality specifications; and the ability of the Company to control the cost of raw materials, manufacturing, packaging, warehousing and distribution.

General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food ("InnoPet Foods"). The Company began marketing InnoPet Foods in March 1996. In June 1996, it commenced sales of its dog food to supermarkets located in the Greater Metropolitan New York area. As of March 31, 1997, the Company has sold products into the following markets: the Greater Metropolitan New York area; the Philadelphia, Pennsylvania area and other areas in Pennsylvania; the Baltimore, Maryland/Washington, D.C. area; North Carolina; Georgia; and the Tampa Bay, Florida and South Florida areas. The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store retail outlets.

During the next twelve months, the Company anticipates that it will continue to sell products in the areas it is currently supplying and that it will initiate sales throughout the majority of the eastern United States. The Company expects to continue to incur losses at least through the second quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products. There can be no assurance that the Company will achieve profitable operations.

The Company hired a Vice President and Chief Marketing Officer in January 1997 completing its management team. It is expected that staffing of the sales department will be increased to manage anticipated growth in sales. Other minor increases in staffing will also be needed.

Results of Operations

The three months ended March 31, 1997 compared to the period from inception (January 11, 1996) through March 31, 1996.

Revenues. Revenues for the three months ended March 31, 1997 totaled $575,028 compared with no revenues for the period from inception (January 11, 1996) through March 31, 1996.

Cost and Expenses. Cost of goods sold for the three months ended March 31, 1997 totaled $383,574 compared with no cost of goods sold for the period from inception (January 11, 1996) through March 31, 1996. Cost of goods sold for the first three months of 1997 were 67% of sales, providing a gross margin of 33% for the period.

Sales expenses for the three months ended March 31, 1997 totaled $160,900 compared with no sales expense for the period from inception (January 11, 1996) through March 31, 1996. Sales expenses for the first quarter of 1997 totaled 28% of sales. These costs consist of broker commissions (5% of sales), and the Company's in-house sales force.

Slotting allowances for the three months ended March 31, 1997 totaled $439,435, compared with no cost for the period from inception (January 11, 1996) through March 31, 1996. Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses for the three months ended March 31, 1997 totaled $805,079, an increase of $554,476 over the period from inception (January 11, 1996) through March 31, 1996. Marketing expenses for the first quarter of 1997 reflected initial implementation of the Company's marketing program, and included items such as advertising (approximately $164,000), directed sampling programs (via direct mail and delivery with newspapers, approximately $209,000), and in store demonstrations (approximately $45,000).

Product development costs for the three months ended March 31, 1997 totaled $103,783, a reduction of $111,146 as compared to the period from inception (January 11, 1996) through March 31, 1996. The first quarter 1997 expense level reflects expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development. During the period from inception through March 31, 1996 much of the product development costs were costs associated with testing of newly acquired formulations (e.g., palatability and bio-availability), expenses associated with locating manufacturers and certifying their facilities and processes.

General and Administrative expenses for the three months ended March 31, 1997 totaled $896,287, an increase of $331,393, or 59% over the period from inception (January 11, 1996) through March 31, 1996. The increase resulted from increased logistics costs (approximately $162,000); increased legal, accounting and professional fees (approximately $100,000) associated with strategic planning, SEC compliance and other matters; increased rent (approximately $21,000); increased amortization costs; and increases in general office expenses.

Interest income net of interest expense and financing costs totaled $14,122 for the three months ended March 31, 1997, an improvement of $152,452 over the period inception (January 11, 1996) through March 31, 1996. The expense during the prior year period reflected amortization of financing costs associated with the start up of the business. These costs were fully amortized during 1996 and are non-reoccurring.

Net Loss. Net loss for the three months ended March 31, 1997 totaled $2,199,908, an increase of $1,031,152 over the period from inception through March 31, 1996. The increase was due primarily to initial expenditures associated with the implementation of the Company's marketing plans combined with slotting fees.

Liquidity and Capital Resources

Working Capital. At March 31, 1997 the Company had working capital of $1,923,695, compared to working capital of $4,113,187 at December 31, 1996. This change in working capital was primarily due to the loss incurred in the current period.

Cash Flow. During the three months ended March 31, 1997, the Company had net cash used by operating activities of $2,756,685. The primary uses of cash were the net loss incurred for the quarter combined with increased inventories and accounts receivable.

The Company had net cash used in investing activities of $250,308. The primary use of cash during this period was for capital expenditure including meat handling equipment to be used by one of the Company's manufacturers.

Subsequent Events

On April 29, 1997, the Company completed a $2.5 million private placement (the "Private Placement"). The shares were purchased by Entrepreneurial Investors, Ltd., a Bahamian company. The Private Placement consisted of the sale of 625,000 shares of Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), of the Company at $4.00 per share. The Company anticipates using the net proceeds of the Private Placement (approximately $2 million) for general corporate purposes.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities:

         On April 29, 1997, the Company completed a $2.5 million private placement (the "Private Placement"). The shares were purchased by Entrepreneurial Investors, Ltd., a Bahamian company which serves as an investment vehicle for a group of private European investors. The Private Placement consisted of the sale of 625,000 shares of Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), of the Company at $4.00 per share. In connection therewith, on April 28, 1997, the Company filed a Certificate of Designation of Series A Preferred Stock (the "Certificate of Designation"). The Certificate of Designation authorizes the issuance of up to 687,500 shares.

         Each share of Preferred Stock converts, at the holder's option, into one share of common stock, par value $.01 per share (the "Common Stock"), of the Company. The Preferred Stock bears a cumulative dividend of four percent (4%) per annum, payable quarterly. The dividend shall be paid by the issuance of Common Stock of the Company. The number of shares of Common Stock to be issued as a dividend shall be determined based on the average closing bid price for shares of the Common Stock as reported by the NASDAQ SmallCap Market for the twenty
         (20) trading days preceding the record date for the declaration of the dividend.

Item 3.  Defaults upon Senior Securities.
         Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.
         None.

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits. See Exhibit 27.
         (b) Reports on form 8-K:

             A Current Report on Form 8-K (Date of Event April 29, 1997) was filed with the Securities and Exchange Commission on May 12, 1997. The Current Report was filed for Item 2 above relating to the sale of Preferred Stock.

             Both the Current Report and the Certificate of Designation filed as
             Exhibit 3.1 thereto are incorporated herein by reference in their entirety.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    InnoPet Brands Corp.



Date:  May 15, 1997                 By: /s/ Marc Duke
                                       -----------------------------------------
                                        Marc Duke, Chairman of the Board and CEO



Date:  May 15, 1997                 By: /s/ Robin Hunter
                                       -----------------------------------------
                                        Robin Hunter, Vice President and CFO
                                        (Chief Accounting Officer)