Form 10QSB
period 1997-06-30
INNOPET BRANDS CORP
filed 1997-08-14
CIK 1018158

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


            Delaware                                         65-0639984
---------------------------------                        -------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


                        1 East Broward Blvd., Suite 1100
                         Fort Lauderdale, Florida 33301
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)



                                 (954) 453-2400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                   ----------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

As of August 1, 1997, 4,465,443 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes       No  X
                                                               -----   -----

================================================================================

                              INNOPET BRANDS CORP.
              Index To Financial Statements and Financial Schedules
                                  June 30, 1997


                                                                                                                           Page

Part I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.................................        3.

                 Condensed Statements of Operations for the three months ended June 30, 1997, and 1996, the six months ended June 30, 1997, the period from inception (January 11, 1996)
                 to June 30, 1996, and the cumulative development stage period from inception
                 (January 11, 1996) to June 30, 1997................................................................        4.


                 Condensed Statements of Cash Flows for the six months ended June 30, 1997, the period from inception (January 11, 1996) to June 30, 1996, and the cumulative development stage period from
                 inception (January 11, 1996) to June 30, 1997......................................................        5.

                 Notes to Condensed Financial Statements............................................................        7.

    Item 2.  Management's discussion and analysis of financial condition and results of operation...................        9.

Part II.     OTHER INFORMATION

             Other Information......................................................................................       14.

             Signature..............................................................................................       15.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                            June 30, 1997          December 31, 1996
                                                            -------------          -----------------
                                                             (Unaudited)

                       Assets

Current Assets:
   Cash ..........................................           $    632,084            $  4,614,312
   Accounts receivable ...........................                389,661                 219,011
   Inventories ...................................              2,700,061               1,058,108
   Prepaid expenses and other current assets .....                320,831                 445,445
                                                             ------------            ------------
     Total current assets ........................              4,042,637               6,336,876
                                                             ------------            ------------

Property and equipment, net ......................                416,948                 105,978
                                                             ------------            ------------

Intangible Assets:
   Deferred slotting fees, net of accumulated
   amortization ..................................                153,578                 496,367
   Product formulae acquisition costs, net of
   accumulated  amortization .....................                237,770                 251,413
   Non-compete agreement, net of accumulated
   amortization ..................................                161,387                 212,351
                                                             ------------            ------------
     Total intangible assets .....................                552,735                 960,131
                                                             ------------            ------------


Other Assets .....................................                301,037                 153,728
                                                             ------------            ------------


Total Assets .....................................           $  5,313,357            $  7,556,713
                                                             ============            ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable:
     Trade .......................................           $  1,786,332            $    760,200
     Slotting fees ...............................                421,717                 539,095
     InnoPet Inc. ................................                810,129                 724,394
   Current portion of long-term debt due to
     InnoPet Inc. ................................                200,000                 200,000
                                                             ------------            ------------

         Total current liabilities ...............              3,218,178               2,223,689

Long-Term Debt:
   Note payable to InnoPet, Inc., net of current
   portion .......................................                600,000                 800,000
                                                             ------------            ------------

         Total Liabilities .......................              3,818,178               3,023,689

Stockholders' Equity:
  Preferred stock 4% convertible, $.01 par value;
  authorized 5,000,000 shares; issued and
  outstanding 625,000 and 0 shares; stated at
  liquidation value ..............................              2,500,000                    --
  Common stock, $.01 par value; authorized
  25,000,000 shares; issued and outstanding
  4,465,443 and 4,465,878 shares .................                 44,658                  44,658
  Additional paid-in capital .....................             12,712,380              13,164,859
  Deficit accumulated during the development stage            (11,544,162)             (6,518,304)
  Notes and interest receivable on sale of common
   stock .........................................             (2,216,243)             (2,158,189)
  Treasury stock at cost .........................                 (1,454)                   --
                                                             ------------            ------------

Total Stockholders' Equity .......................              1,495,179               4,533,024
                                                             ------------            ------------

Total Liabilities and Stockholders' Equity .......           $  5,313,357            $  7,556,713
                                                             ============            ============

                  See notes to condensed financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations


                                                                                                                      Cumulative
                                                                                                                     Development
                                                                                                                     Stage Period
                                                                                                     Inception      from Inception
                                                                                  Six Months        (January 11,    to (January 11,
                                                    Three Months Ended              Ended             1996) to          1996) to
                                               June 30, 1997    June 30 1996     June 30,1997       June 30,1996     June 30, 1997
                                               -------------    ------------     -------------      ------------     -------------
                                                (Unaudited)     (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)

Net Sales ...............................      $    531,784     $    153,061     $   1,106,812      $    153,061     $  2,966,748
                                               ------------     ------------     -------------      ------------     ------------

Cost of Goods Sold.....................             378,588          132,776           762,162           132,776        2,396,636
                                               ------------     ------------     -------------      ------------     ------------

Gross Profit.............................           153,196           20,285           344,650            20,285          570,112
                                               ------------     ------------     -------------      ------------     ------------

Operating Expenses:
     Sales expenses......................           168,116          132,297           329,016           235,000          329,016
     Slotting allowances.................           231,211           44,000           670,646            44,000          670,646
     Marketing expenses..................         1,395,213          184,230         2,200,292           332,130        5,204,419
     Product development.................           140,407          184,613           244,190           399,542          829,166
     General and administrative..........         1,033,402          351,035         1,929,689           915,929        3,712,484
                                               ------------     ------------     -------------      ------------     ------------
Total operating expenses.................         2,968,349          896,175         5,373,833         1,926,601       10,745,731
                                               ------------     ------------     -------------      ------------     ------------

Loss from operations.....................       (2,815,153)        (875,890)       (5,029,183)       (1,906,316)     (10,175,619)
                                               ------------     ------------     -------------      ------------     ------------

Other Income (Expenses):
     Interest income.....................            18,477               --            55,407                --           76,977
     Interest expense and financing
     costs...............................          (23,062)         (80,511)          (45,870)         (218,841)      (1,228,543)
     Costs in connection with
     unsuccessful financing..............                --               --                --                --        (161,289)
     Other expenses......................           (6,212)               --            (6,212)               --         (55,688)
                                               ------------     ------------     -------------      ------------     ------------

Total other income (expense).............          (10,797)         (80,511)             3,325         (218,841)      (1,368,543)
                                               ------------     ------------     -------------      ------------     ------------

Net loss.................................      $(2,825,950)    $   (956,401)      $(5,025,858)      $(2,125,157)    $(11,544,162)
                                               ============    =============      ============      ============    =============

Net loss per common share................      $     (0.63)    $      (0.51)          $ (1.13)      $     (1.13)    $      (4.00)
                                               ============    =============      ============      ============    =============

Shares used in per share calculations....         4,465,443        1,878,378         4,465,661         1,878,378        2,884,554
                                               ============    =============      ============      ============    =============













                  See notes to condensed financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                                        Cumulative
                                                                                                     Development Stage
                                                                                                       Period from
                                                                                      Inception      Inception (January
                                                                                    (January 11,        11, 1996)
                                                                Six Months Ended      1996) to          to June 30,
                                                                  June 30, 1997     June 30, 1996          1997
                                                                 ------------       ------------       ------------
                                                                  (Unaudited)        (Unaudited)        (Unaudited)
Cash Flows from Operating Activities:
    Net loss ..............................................      $ (5,025,858)      $ (2,125,157)      $(11,544,162)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Costs and expenses paid on behalf of Company
       by InnoPet Inc. ....................................              --            1,301,026          1,580,327
       Depreciation .......................................            57,736             31,278             85,090
       Amortization:
          Slotting fees ...................................           670,646             44,000          1,765,491
          Financing costs .................................              --                 --              872,759
          Other ...........................................            64,607             55,115            184,616
       Offsets against accounts receivable for
       slotting fees ......................................          (445,235)              --           (1,326,352)
       Interest paid from proceeds of public
       offering ...........................................              --                 --               61,944
Changes in Operating Assets and Liabilities:
    (Increase) Decrease in:
       Accounts receivable ................................          (170,661)          (114,657)          (389,672)
       Inventory ..........................................        (1,641,961)          (229,398)        (2,196,038)
       Prepaid expenses ...................................           124,569               --             (826,441)
       Other assets .......................................          (147,337)              --             (291,065)
    Increase (Decrease) in:
       Accounts payable, trade ............................         1,026,185            190,959          1,786,385
       Accounts payable slotting fees .....................                75               --              539,170
       Accounts payable, InnoPet Inc. .....................            85,729            846,824            810,123
                                                                 ------------       ------------       ------------
         Net cash used in operating activities ............        (5,401,505)               (10)        (8,887,825)
                                                                 ------------       ------------       ------------

Cash Flows from Investing Activities:
    Acquisition of property and equipment .................          (368,737)              --             (453,277)
                                                                 ------------       ------------       ------------

Cash Flows from Financing Activities:
    Proceeds from initial public offering .................              --                 --            6,851,487
    Proceeds of long-term financing from InnoPet
    Inc., net .............................................              --              202,014            202,014
    Proceeds from private placement financing .............              --                 --            1,672,236
    Offering costs ........................................              --                 --             (472,641)
    Deferred financing costs ..............................              --                 --              (67,924)
    Principal payment on note to InnoPet Inc. .............          (200,000)              --             (200,000)
    Proceeds from private placement of preferred
    stock .................................................         1,988,014               --            1,988,014
                                                                 ------------       ------------       ------------
       Net cash provided by financing activities ..........         1,788,014            202,014          9,973,186
                                                                 ------------       ------------       ------------

Net Increase (Decrease) in Cash ...........................        (3,982,228)           202,004            632,084

Cash, Beginning ...........................................         4,614,312               --                 --
                                                                 ------------       ------------       ------------

Cash, Ending ..............................................      $    632,084       $    202,004       $    632,084
                                                                 ============       ============       ============

                  See notes to condensed financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                   (Continued)


                                                                                                   Cumulative
                                                                                                Development Stage
                                                                                                   Period from
                                                                                Inception       Inception (January
                                                                               (January 11,         11, 1996)
                                                        Six Months Ended         1996) to          to June 30,
                                                          June 30, 1997      June 30, 1996             1997
                                                         --------------       -------------       ------------
                                                           (Unaudited)         (Unaudited)         (Unaudited)
Supplemental Disclosure of Cash Flow Information:

    Non-Cash Investing and Financing Activities:

       Expenditures for various assets paid on
       behalf of Company by InnoPet Inc.:

         Product formulae, non-compete agreement and
         inventory...................................    $                    $     958,366       $  1,072,772
                                                         ==============       =============       ============

          Deferred financing costs...................    $         --         $     227,071       $    227,071
                                                         ==============       =============       ============

          Deferred slotting fees.....................    $         --         $     291,957       $    291,957
                                                         ==============       =============       =============

          Property and equipment and other
          assets.....................................    $         --         $     179,979       $    195,732
                                                         ==============       =============       ============

       Deferred financing costs paid from proceeds
       of private placement financing................    $         --         $        --         $    327,764
                                                         ==============       =============       ============

       Offering costs paid from proceeds of initial
       public offering...............................    $         --         $        --         $  1,436,611
                                                         ==============       =============       ============

       Notes payable paid from proceeds of initial
       public offering...............................    $         --         $        --         $  2,000,000
                                                         ==============       =============       ============















                  See notes to condensed financial statements.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


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

     The accompanying interim financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying interim financial statements, the Company has incurred a net loss and reflects a deficit accumulated during the development stage of $11,544,162 for the period from inception (January 11, 1996) through June 30, 1997. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

     Management's plans with regard to this matter encompass the following actions:

          Business Plan

          The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of June 30, 1997, the Company is selling product in the following markets: the Greater Metropolitan New York area; Philadelphia and other areas of Pennsylvania; the Baltimore/Washington, DC area; Virginia; North Carolina; South Carolina; Georgia; Alabama and Florida.

          As of August 8, 1997, the Company has increased its distribution in existing markets through initial deliveries to the Stop & Shop, Price Chopper, Winn Dixie/Atlanta Division, and BiLo chains. During the next twelve months, the Company anticipates it will continue implementation of its national distribution rollout.

          Beginning in June 1997, the Company began expansion of its line of dog foods with the introduction of Lamb and Rice with Barley formula in its existing markets. The Company also plans to introduce a line of dry cat foods within the next twelve months.

          The Company is in the process of implementing its overall marketing strategy. Programs include: radio and newspaper advertising; free-standing inserts; in-store couponing, shopping cart signage and floorminders; trial size displays; store feature adds and circulars; direct mail sampling programs to targeted consumers, veterinarians and breeders; newspaper sample pouches; and extensive in-store demonstrations with sampling.

          In June 1997, the Company entered into long-term agreements with the North Shore Animal League and the Pet Savers Foundation, whereby InnoPet Veterinarian Formula pet foods will be exclusively fed to in-house animals and recommended to adopters by both of these not-for-profit humane organizations which adopt out more than one million animals per year. In addition, adopters will be provided with product samples, literature and coupons, and will be able to purchase the products exclusively in retail stores of participating adoption centers.

          In connection with the above partnerships, the Company is currently participating in a cross-promotion program with Warner Home Video that includes a consumer cash rebate and donation to the Pet Savers Foundation for the combined purchase of InnoPet products and the "Shiloh" home video cassette.

          Additional Financing

          On July 9, 1997, the Company borrowed $1,500,000 from Entrepreneurial Investors, Ltd., a Bahamian Company. The Note has a stated interest rate of 14%, matures on January 15, 1998 and is collateralized with 600,000 shares of the Company's Common Stock. The principal amount of the Note may be converted into Common Stock of the Company at $4.50 per share. Additionally, in connection with the loan, the loan agreement provides that the Company shall issue 225,000 Warrants to purchase shares of the Company's Common Stock at $6.00 per share. These warrants are subject to the same terms and conditions as the warrants currently publicly traded.

          In order to achieve its financial plan, the Company is seeking additional financing, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional financing the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional financing.

          The eventual outcome or success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this quarterly report on Form 10-QSB, InnoPet Brands Corp. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: the ability to obtain additional financing; changes in the pet food industry; the Company's ability to manage growth effectively; the Company's ability to sell premium pet foods through supermarkets and grocery stores; the entrance into the supermarket distribution channel of an existing or new premium pet food; the ability of the Company's manufacturers and other suppliers to meet the Company's performance and quality specifications; and the ability of the Company to control the cost of raw materials, manufacturing, packaging, warehousing and distribution.

General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food ("InnoPet Foods"). The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of June 30, 1997, the Company is selling product in the following markets: the Greater Metropolitan New York area; Philadelphia and other areas of Pennsylvania; the Baltimore/Washington, DC area; Virginia; North Carolina; South Carolina; Georgia; Alabama and Florida. The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store retail outlets.

As of August 8, 1997, the Company has increased its distribution in existing markets through initial deliveries to the Stop & Shop, Price Chopper, Winn Dixie/Atlanta Division, and BiLo chains. During the next twelve months, the Company anticipates it will continue implementation of its national distribution rollout.

Beginning in June 1997, the Company began expansion of its line of dog foods with the introduction of Lamb and Rice with Barley formula in its existing markets. The Company also plans to introduce a line of dry cat foods within the next twelve months.

The Company is in the process of implementing its overall marketing strategy. Programs include: radio and newspaper advertising; free-standing inserts; in-store couponing, shopping cart signage and floorminders; trial size displays; store feature adds and circulars; direct mail sampling programs to targeted consumers, veterinarians and breeders; newspaper sample pouches; and extensive in-store demonstrations with sampling.

In June 1997, the Company entered into long-term agreements with the North Shore Animal League and the Pet Savers Foundation, whereby InnoPet Veterinarian Formula pet foods will be exclusively fed to in-house animals and recommended to adopters by both of these not-for-profit humane organizations which adopt out more than one million animals per year. In addition, adopters will be provided with product samples, literature and coupons, and will be able to purchase the products exclusively in retail stores of participating adoption centers.

In connection with the above partnerships, the Company is currently participating in a cross-promotion program with Warner Home Video that includes a consumer cash rebate and donation to the Pet Savers Foundation for the combined purchase of InnoPet products and the "Shiloh" home video cassette.

In order to achieve its financial plan, the Company is seeking additional financing, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional financing the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional financing.

The Company expects to continue to incur losses at least through the third quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Results of Operations

The three months ended June 30, 1997 compared to the three months ended June 30,1996.

Revenues. Revenues increased $378,723 or 247% to $531,784 during the second quarter of 1997 from $153,061 for the comparable period in 1996.

Cost and Expenses. Cost of goods sold increased $245,812 or 185% to $378,588 during the second quarter of 1997 from $132,776 for the comparable period in 1996. Cost of goods sold for the second quarter of 1997 were 71% of sales, providing a gross margin of 29% for the period, an improvement of 16 percentage points over the second quarter of 1996. The improved margin was the result of increased volume during the second quarter of 1997 over the comparable period of 1996.

Sales expenses increased $35,819 or 27% to $168,116 during the second quarter of 1997 from $132,297 for the comparable period in 1996. The increase reflected an expanded sales force and increased commission expenses for brokers. Sales expenses for the second quarter of 1997 totaled 32% of sales. These costs consist of broker commissions (5% of sales), and the Company's in-house sales force.

Slotting allowances increased $187,211 or 425% to $231,211 during the second quarter of 1997 from $44,000 for the comparable period in 1996. The increase reflected expanded distribution in 1997 over 1996. Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses increased $1,210,983 or 657% to $1,395,213 during the second quarter of 1997 from $184,230 for the comparable period in 1996. The increase reflected implementation of the Company's marketing programs. During the quarter, the Company's marketing programs included radio and newspaper advertising, in-store coupons, floor walker displays, direct sampling programs, in-store demonstrations and cause-related programs.

Product development costs decreased $44,206 or 24% to $140,407 during the second quarter of 1997 from $184,613 for the comparable period in 1996. The second quarter 1997 expense level reflected expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development. During the second quarter of 1996 much of the product development costs were costs associated with testing of newly acquired formulations (e.g., palatability and bioavailability), expenses associated with locating manufacturers and certifying their facilities and processes.

General and Administrative expenses increased $682,367 or 194% to $1,033,402 during the second quarter of 1997 from $351,035 for the comparable period in 1996. The increase resulted from increased logistics costs (approximately $270,000); increased legal, accounting and professional fees (approximately $109,000) associated with strategic planning, SEC compliance and other matters; increased rent (approximately $17,000); increased amortization costs; and increases in general office expenses.

Interest expense and financing costs net of interest income decreased $69,714 or 87% to $10,797 during the second quarter of 1997 from $80,511 for the comparable period in 1996. The expense during the prior year period reflected amortization of financing costs associated with the start up of the business. These costs were fully amortized during 1996 and are non-reoccurring.

Net Loss. Net loss increased $1,869,549 or 195% to $2,825,950 during the second quarter of 1997 from $956,401 for the comparable period in 1996. The increase was due primarily to initial expenditures associated with the implementation of the Company's marketing plans combined with slotting fees. The Company expects to continue to incur losses at least through the third quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Year to date period ended June 30, 1997 compared to the period from inception (January 11, 1996) through June 30, 1996.

Revenues. Revenues increased $953,751 or 623% to $1,106,812 during the year to date period ended June 30, 1997 from $153,061 during the period from inception through June 30, 1996.

Cost and Expenses. Cost of goods sold increased $629,386 or 474% to $762,162 during the year to date period ended June 30, 1997 from $132,776 during the period from inception through June 30, 1996. Cost of goods sold for the year to date period ended June 30, 1997 were 69% of sales, providing a gross margin of 31% for the period, an improvement of 18 percentage points over the period from inception through June 30, 1996. The improved margin was the result of increased volume during the year to date period ended June 30, 1997 over the period from inception through June 30, 1996.

Sales expenses increased $94,016 or 40% to $329,016 during the year to date period ended June 30, 1997 from $235,000 during the period from inception through June 30, 1996. Sales expenses for the year to date period ended June 30, 1997 totaled 30% of sales. These costs consist of broker commissions (5% of sales), and the Company's in-house sales force.

Slotting allowances increased $626,646 to $670,646 during the year to date period ended June 30, 1997 from $44,000 during the period from inception through June 30, 1996, reflecting expanding distribution. Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses increased $1,868,162 or 562% to $2,200,292 during the year to date period ended June 30, 1997 from $332,130 during the period from inception through June 30, 1996. Marketing expenses for the year to date period ended June 30, 1997 reflected initial implementation of the Company's marketing program, and included items such as advertising (approximately $332,000), directed sampling programs via direct mail and delivery with newspapers (approximately $425,000), and in store demonstrations (approximately $691,000).

Product development costs decreased $155,352 or 39% to $244,190 during the year to date period ended June 30, 1997 from $399,542 during the period from inception through June 30, 1996. The expense level for the year to date period ended June 30, 1997 reflects expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development. During the period from inception through June 30, 1996, much of the product development costs were costs associated with testing of newly acquired formulations (e.g., palatability and bioavailability), expenses associated with locating manufacturers and certifying their facilities and processes.

General and Administrative expenses increased $1,013,760 or 111% to $1,929,689 during the year to date period ended June 30, 1997 from $915,929 during the period from inception through June 30, 1996. The increase resulted from increased logistics costs (approximately $420,000); increased legal, accounting and professional fees (approximately $209,000) associated with strategic planning, SEC compliance and other matters; increased rent (approximately $38,000); increased amortization costs; and increases in general office expenses.

Interest income net of interest expense and financing costs increased $222,166 to $3,325 during the year to date period ended June 30, 1997 from a net expense of $218,841 during the period from inception through June 30, 1996. The expense during the prior year period reflected amortization of financing costs associated with the start up of the business. These costs were fully amortized during 1996 and are non-reoccurring.

Net Loss. Net loss increased $2,900,701 or 136% to $5,025,858 during the year to date period ended June 30, 1997 from $2,125,157 during the period from inception through June 30, 1996. The increase was due primarily to initial expenditures associated with the implementation of the Company's marketing plans, combined with slotting fees. The Company expects to continue to incur losses at least through the third quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Liquidity and Capital Resources

Working Capital. At June 30, 1997 the Company had working capital of $824,459, compared to working capital of $4,113,187 at December 31, 1996. The change in working capital was primarily due to the loss incurred in the current period, partially offset by the sale of Series A Cumulative Preferred Stock on April 29, 1997.

Cash Flow. During the year to date period ended June 30, 1997, the Company had net cash used by operating activities of $5,401,505. The primary uses of cash were the net loss incurred for the period, combined with increased inventories and accounts receivable.

The Company had net cash used in investing activities of $368,737 for the year to date period ended June 30, 1997. The primary use of cash during this period was for capital expenditures including meat-handling equipment to be used by one of the Company's manufacturers, and plates used for printing the bags used for the Company's finished product.

During the year to date period ended June 30, 1997, the Company had net cash provided by financing activities of $1,788,014, reflecting the net proceeds of a $2.5 million Private Placement (the "Private Placement") net of a $200,000 principal payment on a loan from InnoPet Inc. The Private Placement consisted of the sale of 625,000 shares of the Company's Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock") at $4.00 per share. The net proceeds from this sale totaled $1,988,014.

In order to achieve its financial plan, the Company is seeking additional financing, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional financing the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional financing.

Subsequent Events

On July 9, 1997, the Company borrowed $1,500,000 from Entrepreneurial Investors, Ltd., a Bahamian Company. The Note has a stated interest rate of 14%, matures on January 15, 1998 and is collateralized with 600,000 shares of the Company's Common Stock. The principal amount of the Note may be converted into Common Stock of the Company at $4.50 per share. Additionally, in connection with the loan, the loan agreement provides that the Company shall issue 225,000 Warrants to purchase shares of the Company's Common Stock at $6.00 per share. These warrants are subject to the same terms and conditions as the warrants currently publicly traded.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  Changes in Securities:

         None.


Item 3.  Defaults upon Senior Securities.
         Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.

         On June 18, 1997, the Company held its Annual Meeting of Shareholders. At the Meeting, the sole item of business was the election of Directors to the Board of Directors of the Company. The persons elected as Directors and the tabulation of the votes (both in person and by proxy) were as follows:

                   Nominees for Directors        For              Withheld
                   ----------------------        ---              --------

           Marc Duke                          4,007,523                 500
           Daniel I. DeWolf                   4,007,523                 500
           Curtis Granet                      4,006,623               1,400
           Richard P. Greene                  4,006,623               1,400
           Albert A. Masters                  4,006,523               1,500
           John Bieber                        1,643,495                   0

Item 5.  Other Information
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits. See Exhibit 27.
         (b)  Reports filed on Form 8-K: None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              InnoPet Brands Corp.



Date:  August 14, 1997             By: /s/ Marc Duke
                                       -------------
                                       Marc Duke, Chairman of the Board and CEO




Date:  August 14, 1997             By: /s/ Robin Hunter
                                       ----------------
                                       Robin Hunter, Vice President and CFO
                                       (Chief Accounting Officer)