Form 10QSB
period 1997-09-30
INNOPET BRANDS CORP
filed 1997-11-14
CIK 1018158

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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
               (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

As of September 30, 1997, 4,465,878 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes     No  X
                                                               ---    ---

==============================================================================

                             INNOPET BRANDS CORP.
             Index To Financial Statements and Financial Schedules
                              September 30, 1997


                                                                                                                         Page

Part I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 Condensed Balance Sheets as of September 30, 1997 and December 31, 1996............................       3.

                 Condensed Statements of Operations for the three months ended September 30, 1997, and 1996, the nine months ended September 30, 1997, the period from inception (January 11, 1996) to September 30,
                 1996, and the cumulative development stage period from inception (January 11, 1996) to September
                 30, 1997...........................................................................................       4.

                 Condensed Statements of Cash Flows for the nine months ended September 30, 1997, the period from inception (January 11, 1996) to September 30, 1996, and the cumulative development stage period
                 from inception (January 11, 1996) to September 30, 1997............................................       5.

                 Notes to Condensed Financial Statements............................................................       7.

    Item 2.  Management's discussion and analysis of financial condition and results of operation...................       9.

Part II.     OTHER INFORMATION

             Other Information......................................................................................       14.

             Signature..............................................................................................       15.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                           Condensed Balance Sheets

                                                      Sep 30, 1997        Dec 31, 1996
                                                      ------------        ------------
                                                      (Unaudited)
                       Assets
Current Assets:
   Cash ........................................      $    214,079       $  4,614,312
   Accounts receivable .........................         1,662,238            219,011
   Inventories .................................         1,488,160          1,058,108
   Prepaid expenses and other current assets ...           938,460            445,445
                                                      ------------       ------------
     Total current assets ......................         4,302,937          6,336,876
                                                      ------------       ------------

Property and equipment, net ....................           407,340            105,978
                                                      ------------       ------------

Intangible Assets:
   Deferred slotting fees, net of accumulated
     amortization ..............................           407,501            496,367
   Product formulae acquisition costs, net of
     accumulated  amortization .................           230,821            251,413
   Non-compete agreement, net of accumulated
     amortization ..............................           135,905            212,351
     Total intangible assets ...................           774,227            960,131
                                                      ------------       ------------

Other Assets ...................................            69,234            153,728
                                                      ------------       ------------


Total Assets ...................................      $  5,553,738       $  7,556,713
                                                      ============       ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts Payable:
     Trade .....................................      $  2,018,694       $    578,330
     Slotting fees .............................           499,391            551,325
     Accrued expenses & other payables .........           267,592            169,640
     InnoPet Inc. ..............................           788,334            724,394
     Notes Payable, net of original issue
       discount ................................         1,271,434               --
     Interest payable ..........................            47,753               --
   Current portion of long-term debt due to
     InnoPet Inc. ..............................           200,000            200,000
                                                      ------------       ------------
         Total current liabilities .............         5,093,198          2,223,689

Long-Term Debt:
   Note payable to InnoPet, Inc., net of current
     portion ...................................           600,000            800,000
                                                      ------------       ------------
         Total Liabilities .....................         5,693,198          3,023,689

Stockholders' Equity:
  Preferred stock 4% convertible, $.01 par
   value; authorized 5,000,000 shares; issued and
   outstanding 625,000 and -0- shares; stated at
   liquidation value ............................        2,500,000                --
  Common stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   4,465,878 and 4,465,878 shares ..............            44,658             44,658
  Additional paid-in capital ...................        13,158,213         13,164,859
  Deficit accumulated during the development
   stage .......................................       (13,594,376)        (6,518,304)
  Notes and interest receivable on sale of
   common stock ................................        (2,244,719)        (2,158,189)
  Treasury stock at cost .......................            (3,236)                --
                                                      ------------       ------------

Total Stockholders' Equity .....................          (139,460)         4,533,024
                                                      ------------       ------------

Total Liabilities and Stockholders' Equity .....      $  5,553,738       $  7,556,713
                                                      ============       ============


                 See notes to condensed financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                      Condensed Statements of Operations

                                                                                                                      Cumulative
                                                                                                                      Development
                                                                                                                     Stage Period
                                                                                                   Inception        from Inception
                                                                                Nine Months       (January 11,        (January 11,
                                                Three Months Ended                 Ended             1996) to           1996) to
                                          Sep 30, 1997       Sep 30, 1996       Sep 30, 1997       Sep 30, 1996       Sep 30, 1997
                                          ------------       ------------       ------------       ------------       ------------
                                          (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

Net Sales ...........................     $  1,525,602       $  1,229,315       $  2,632,414       $  1,382,376       $  4,492,350
                                          ------------       ------------       ------------       ------------       ------------

Cost of Goods Sold ..................        1,026,642          1,090,990          1,788,804          1,223,766          3,423,278
                                          ------------       ------------       ------------       ------------       ------------

Gross Profit ........................          498,960            138,325            843,610            158,610          1,069,072
                                          ------------       ------------       ------------       ------------       ------------

Operating Expenses:
     Sales expenses .................          191,055            164,157            520,071            399,157          1,033,071
     Slotting allowances ............          171,275            439,520            841,921            483,520          1,936,766
     Marketing expenses .............        1,218,421            549,054          3,418,713            876,984          4,814,995
     Product development ............           76,761            106,134            320,951            505,692            905,927
     General and administrative .....        1,245,181            445,128          3,174,870          1,331,180          4,957,665
                                          ------------       ------------       ------------       ------------       ------------
Total operating expenses ............        2,902,693          1,703,993          8,276,526          3,596,533         13,648,424
                                          ------------       ------------       ------------       ------------       ------------

Loss from operations ................       (2,403,733)        (1,565,668)        (7,432,916)        (3,437,923)       (12,579,352)
                                          ------------       ------------       ------------       ------------       ------------

Other Income (Expenses):
     Interest income ................            8,379               --               63,786               --               85,356
     Interest expense and financing
      costs..........................         (258,077)          (607,000)          (303,947)          (855,703)        (1,647,909)
     Other income (expense) .........          603,217               --              597,005               --              547,529
                                          ------------       ------------       ------------       ------------       ------------
Total other income (expense) ........          353,519           (607,000)           356,844           (855,703)        (1,015,024)
                                          ------------       ------------       ------------       ------------       ------------

Net loss ............................     $ (2,050,214)      $ (2,172,668)      $ (7,076,072)      $ (4,293,626)      $(13,594,376)
                                          ============       ============       ============       ============       ============

Net loss per common share ...........     $       (.46)      $      (1.16)      $      (1.58)      $      (2.29)
                                          ============       ============       ============       ============

Shares used in per share calculations        4,465,095          1,878,378          4,465,472          1,878,378
                                          ============       ============       ============       ============















                 See notes to condensed financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                      Condensed Statements of Cash Flows

                                                                                                    Cumulative
                                                                                                 Development Stage
                                                                                Inception           Period from
                                                                               (January 11,     Inception (January
                                                        Nine Months Ended        1996) to          11, 1996) to
                                                          Sep 30, 1997         Sep 30, 1996        Sep 30, 1997
                                                          ------------         ------------        ------------
                                                           (Unaudited)         (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
    Net loss ........................................      $ (7,076,072)      $ (4,293,626)      $(13,594,376)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Costs and expenses paid on behalf of Company
       by InnoPet Inc. ..............................              --            1,462,315
                                                                                                    1,580,327
       Depreciation .................................            84,438             11,937            111,792
       Amortization:
          Slotting fees .............................           841,921            451,487          1,936,766
          Financing costs ...........................           187,009            337,164          1,059,768
          Other .....................................            97,039            229,281            217,048
       Offsets against accounts receivable for
        slotting fees ...............................          (753,055)              --           (1,634,172)
       Interest paid from proceeds of public offering              --                 --               61,944

Changes in Operating Assets and Liabilities:
    (Increase) Decrease in:
       Accounts receivable ..........................        (1,443,227)          (625,393)        (1,662,238)
       Inventory ....................................          (430,052)          (964,093)          (984,129)
       Prepaid expenses and other current assets ....          (493,015)          (103,463)        (1,444,025)
       Other assets .................................            84,494               --              (59,234)
    Increase (Decrease) in:
       Accounts payable, trade ......................         1,440,364          1,648,954          2,018,694
       Accrued expenses and other payables ..........            97,952            107,287            267,592
       Accounts payable slotting fees ...............           (51,934)          (327,000)           499,391
       Accounts payable, InnoPet Inc. ...............            63,940            884,048            788,334
       Accrued Interest .............................            47,753             22,740             47,753
                                                           ------------       ------------       ------------
         Net cash used in operating activities ......        (7,302,445)        (1,158,362)       (10,788,765)
                                                           ------------       ------------       ------------
Cash Flows from Investing Activities:
    Acquisition of property and equipment ...........          (385,802)           (28,456)          (470,342)
                                                           ------------       ------------       ------------


Cash Flows from Financing Activities:
    Proceeds from initial public offering ...........              --                 --            6,851,487
    Proceeds of long-term financing from InnoPet
    Inc., net .......................................              --              202,014            202,014
    Proceeds from private placement financing .......              --            1,672,236          1,672,236
    Offering costs ..................................              --             (233,116)          (472,641)
    Deferred financing costs ........................              --              (96,565)           (67,924)
    Principal payment on note to InnoPet Inc. .......          (200,000)              --             (200,000)
    Proceeds from private placement of preferred
    stock ...........................................         1,988,014               --            1,988,014
    Proceeds from short-term loan ...................         1,500,000               --            1,500,000
                                                           ------------       ------------       ------------
       Net cash provided by financing activities ....         3,288,014          1,544,569         11,473,186
                                                           ------------       ------------       ------------

Net Increase (Decrease) in Cash .....................        (4,400,233)           357,751            214,079

Cash, Beginning .....................................         4,614,312               --                 --
                                                           ------------       ------------       ------------

Cash, Ending ........................................      $    214,079       $    357,751       $    214,079
                                                           ============       ============       ============





                 See notes to condensed financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                      Condensed Statements of Cash Flows
                                  (Continued)

                                                                                                          Cumulative
                                                                                                       Development Stage
                                                                                                          Period from
                                                                                      Inception       Inception (January
                                                                                     (January 11,          11, 1996)
                                                        Nine Months Ended              1996) to             to Sep
                                                          Sep 30, 1997               Sep 30, 1996          30, 1997
                                                           (Unaudited)               (Unaudited)          (Unaudited)

Supplemental Disclosure of Cash Flow Information:

    Non-Cash Investing and Financing Activities:

       Expenditures for various assets paid on
       behalf of Company by InnoPet Inc.:

         Product formulae, non-compete agreement and
         inventory .................................      $             --        $        1,072,772      $1,072,772
                                                          ==================      ==================      ==========

          Deferred financing costs .................      $             --        $          227,071      $  227,071
                                                          ==================      ==================      ==========

          Deferred slotting fees ...................      $             --        $          291,957      $  291,957
                                                          ==================      ==================      ==========

          Property and equipment and other
          assets ...................................      $             --        $           33,039      $  195,732
                                                          ==================      ==================      ==========

       Deferred financing costs paid from proceeds
       of private placement financing ..............      $             --        $          327,764      $  327,764
                                                          ==================      ==================      ==========

       Offering costs paid from proceeds of initial
       public offering .............................      $             --        $             --        $1,436,611
                                                          ==================      ==================      ==========

       Notes payable paid from proceeds of initial
       public offering .............................      $             --        $             --        $2,000,000
                                                          ==================      ==================      ==========

       Non-cash financing costs associated with
       notes payable ...............................      $          415,575      $             --        $     --
                                                          ==================      ==================      ==========





















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

     The accompanying interim financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying interim financial statements, the Company has incurred a net loss and reflects a deficit accumulated during the development stage of $13,845,746 for the period from inception (January 11, 1996) through September 30, 1997. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

     Management's plans with regard to this matter encompass the following actions:

         Business Plan

         The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of September 30, 1997, the Company is selling product in the following markets: New England, the Greater Metropolitan New York and Albany, New York areas; Philadelphia and other areas of Pennsylvania; the Baltimore/Washington, DC area; Virginia; North Carolina; South Carolina; Georgia; and Florida.

         As of September 30, 1997, the Company has increased its distribution in existing markets through initial deliveries to A&P Foodmart, Big Y, Farm Fresh, UKROP'S and Bozzuto's Wholesalers. During the next twelve months, the Company anticipates it will continue implementation of its national distribution rollout.

         Beginning in June 1997, the Company began expansion of its line of dog foods with the introduction of Lamb and Rice with Barley formula in its existing markets. The Company also plans to introduce a line of dry cat foods in the first quarter of 1998.

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

         In June 1997, the Company entered into long-term agreements with the North Shore Animal League and the Pet Savers Foundation, whereby InnoPet Veterinarian Formula pet foods will be exclusively fed to in-house dogs and recommended to adopters by both of these not-for-profit humane organizations which promote the well-being of dogs and cats through their efforts to unite more than 6,000 humane organizations world-wide. In addition, adopters will be provided with product samples, literature and coupons, and will be able to purchase the products in retail stores of participating adoption centers.

         In connection with the above partnerships, the Company is currently participating in a holiday promotion program which includes a donation toward the exclusive cause of pet adoption based on the number of bags of product sold between November 1 and December 31, 1997. Funds raised through this promotion will be administered through the Pet Savers Foundation.

         Additional Financing

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

General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food. The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of September 30, 1997, the Company is selling product in the following markets: New England; the Greater Metropolitan New York and Albany, New York areas; Philadelphia and other areas of Pennsylvania; the Baltimore/Washington, DC area; Virginia; North Carolina; South Carolina; Georgia; and Florida. The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store retail outlets.

As of September 30, 1997, the Company has increased its distribution in existing markets through initial deliveries to A&P Foodmart, Big Y, Farm Fresh, UKROP'S and Bozzuto's Wholesalers. During the next twelve months, the Company anticipates it will continue implementation of its national distribution rollout.

Beginning in June 1997, the Company began expansion of its line of dog foods with the introduction of Lamb and Rice with Barley formula in its existing markets. The Company also plans to introduce a line of dry cat foods in the first quarter of 1998.

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

In June 1997, the Company entered into long-term agreements with the North Shore Animal League and the Pet Savers Foundation, whereby InnoPet Veterinarian Formula pet foods will be exclusively fed to in-house dogs and recommended to adopters by both of these not-for-profit humane organizations which promote the well-being of dogs and cats through their efforts to unite more than 6,000 humane organizations world-wide. In addition, adopters will be provided with product samples, literature and coupons, and will be able to purchase the products in retail stores of participating adoption centers.

In connection with the above partnerships, the Company is currently participating in a holiday promotion program which includes a donation toward the exclusive cause of pet adoption based on the number of bags of product sold between November 1 and December 31, 1997. Funds raised through this promotion will be administered through the Pet Savers Foundation.

In order to achieve its financial plan, the Company is seeking additional financing, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional financing the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional financing.

The Company expects to continue to incur losses at least through the fourth quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Results of Operations

The three months ended September 30, 1997 compared to the three months ended September 30,1996.

Revenues. Revenues increased $296,287 or 24% to $1,525,602 during the third quarter of 1997 from $1,229,315 for the comparable period in 1996.

Cost and Expenses. Cost of goods sold decreased $64,348 or 6% to $1,026,642 during the third quarter of 1997 from $1,090,990 for the comparable period in 1996. Cost of goods sold for the third quarter of 1997 were 67% of sales, providing a gross margin of 33% for the period, an improvement of 22 percentage points over the third quarter of 1996. The improved margin was the result of increased volume and improved manufacturing efficiencies during the third quarter of 1997 over the comparable period of 1996.

Sales expenses increased $26,898 or 16% to $191,055 during the third quarter of 1997 from $164,157 for the comparable period in 1996. The increase reflected an expanded sales force and increased commission expenses for brokers. Sales expenses for the third quarter of 1997 totaled 13% of sales. These costs consist of broker commissions (5% of sales), and the Company's in-house sales force.

Slotting expenses decreased $268,245 or 61% to $171,275 during the third quarter of 1997 from $439,520 for the comparable period in 1996. Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses increased $669,367 or 122% to $1,218,421 during the third quarter of 1997 from $549,054 for the comparable period in 1996. The increase reflected implementation of the Company's marketing programs. During the quarter, the Company's marketing programs included radio and newspaper advertising, in-store coupons, floorminder displays, direct sampling programs, in-store demonstrations and cause-related programs.

Product development costs decreased $29,373 or 28% to $76,761 during the third quarter of 1997 from $106,134 for the comparable period in 1996. The third quarter 1997 expense level reflected expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development. During the third quarter of 1996 much of the product development costs were costs associated with testing of newly acquired formulations (e.g., palatability and bioavailability), expenses associated with locating manufacturers and certifying their facilities and processes.

General and Administrative expenses increased $800,053 or 180% to $1,245,181 during the third quarter of 1997 from $445,128 for the comparable period in 1996. The increase resulted from increased logistics costs (approximately $270,000); a reserve for bad debts against chargebacks to customers (approximately $200,000); obsolete product associated with reformulation (approximately $200,000) and increased costs associated with SEC compliance and other general office expenses.

Total Other Income increased $960,519 or 158% to $353,519 during the third quarter of 1997 from a net expense of $607,000 during the comparable period in 1996. The third quarter of 1997 includes other income of $603,217 recognizing slotting fee rebates due the Company, interest expense of $258,077 in amortization of original issue discount on the Entrepreneurial Investors Ltd. borrowing, and including $71,068 of other net interest expense. The third quarter of 1996 includes amortization of financing costs associated with the start up of the business, which were fully amortized during 1996.

Net Loss. Net loss decreased $122,454 or 6% to $2,050,214 during the third quarter of 1997 from $2,172,668 for the comparable period in 1996. The decrease was due primarily to third quarter 1997 recognition of slotting fee rebates due the Company. The Company expects to continue to incur losses at least through the fourth quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Year to date period ended September 30, 1997 compared to the period from inception (January 11, 1996) through September 30, 1996.

Revenues. Revenues increased $1,250,038 or 90% to $2,632,414 during the year to date period ended September 30, 1997 from $1,382,376 during the period from inception through September 30, 1996.

Cost and Expenses. Cost of goods sold increased $565,038 or 46% to $1,788,804 during the year to date period ended September 30, 1997 from $1,223,766 during the period from inception through September 30, 1996. Cost of goods sold for the year to date period ended September 30, 1997 were 68% of sales, providing a gross margin of 32% for the period, an improvement of 21 percentage points over the period from inception through September 30, 1996. The improved margin was the result of increased volume and improved manufacturing efficiencies during the year to date period ended September 30, 1997 over the period from inception through September 30, 1996.

Sales expenses increased $120,914 or 30% to $520,071 during the year to date period ended September 30, 1997 from $399,157 during the period from inception through September 30, 1996. Sales expenses for the year to date period ended September 30, 1997 totaled 20% of sales. These costs consist of broker commissions (5% of sales), and the Company's in-house sales force.

Slotting expenses increased $358,401 or 74% to $841,921 during the year to date period ended September 30, 1997 from $483,520 during the period from inception through September 30, 1996, reflecting expanding distribution. Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses increased $2,541,729 or 290% to $3,418,713 during the year to date period ended September 30, 1997 from $876,984 during the period from inception through September 30, 1996. Marketing expenses for the year to date period ended September 30, 1997 reflected initial implementation of the Company's marketing program, and included items such as advertising (approximately $597,000), directed sampling programs via direct mail and delivery with newspapers (approximately $460,000), chain based promotions and in store demonstration programs (approximately $970,000), and cause-based programs (approximately $385,000).

Product development costs decreased $184,741 or 37% to $320,951 during the year to date period ended September 30, 1997 from $505,692 during the period from inception through September 30, 1996. The expense level for the year to date period ended September 30, 1997 reflects expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development. During the period from inception through September 30, 1996, much of the product development costs were costs associated with testing of newly acquired formulations (e.g., palatability and bioavailability), expenses associated with locating manufacturers and certifying their facilities and processes.

General and Administrative expenses increased $1,843,690 or 139% to $3,174,870 during the year to date period ended September 30, 1997 from $1,331,180 during the period from inception through September 30, 1996. The increase resulted from increased logistics costs (approximately $674,000); bad debts resulting from a reserve against slotting fee rebates due the Company and other chargebacks to customers (approximately $200,000); product withdrawn from the marketplace (approximately $308,000); increased legal and professional costs (approximately $82,000); increased insurance costs (approximately $104,000); increased rent (approximately $123,000); and other increases in general office expenses.

Total Other Income increased $1,212,547 or 142% to $356,844 during the year to date period ended September 30, 1997 from a net expense of $855,703 during the period from inception through September 30, 1996. The current year to date period includes Other Income of $597,005 recognizing slotting fee rebates due the Company, interest expense of $303,947 consisting of $187,009 in amortization of original issue discount on the Entrepreneurial Investors Ltd. borrowing, and $118,176 of other net interest expense. The prior year to date period includes amortization of financing costs associated with the start up of the business, which were fully amortized during 1996.

Net Loss. Net loss increased $2,782,446 or 65% to $7,076,072 during the year to date period ended September 30, 1997 from $4,293,626 during the period from inception through September 30, 1996. The increase was due primarily to initial expenditures associated with the implementation of the Company's marketing plans, combined with slotting fees. The Company expects to continue to incur losses at least through the fourth quarter of 1997. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Liquidity and Capital Resources

Working Capital. At September 30, 1997 the Company had working capital deficit of $790,261, compared to working capital of $4,113,187 at December 31, 1996. The change in working capital was primarily due to the loss incurred in the current period, partially offset by the sale of Series A 4% Cumulative Convertible Preferred Stock on April 29, 1997.

Cash Flow. During the year to date period ended September 30, 1997, the Company had net cash used by operating activities of $7,302,445. The primary uses of cash were the net loss incurred for the period, combined with increased inventories and accounts receivable.

The Company had net cash used in investing activities of $385,802 for the year to date period ended September 30, 1997. The primary use of cash during this period was for capital expenditures including meat-handling equipment to be used by one of the Company's manufacturers, and plates used for printing the bags used for the Company's finished product.

During the year to date period ended September 30, 1997, the Company had net cash provided by financing activities of $3,288,014, reflecting the net proceeds of a $2.5 million Private Placement (the "Private Placement") net of a $200,000 principal payment on a loan from InnoPet Inc. and a short-term loan. The Private Placement consisted of the sale of 625,000 shares of the Company's Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share at $4.00 per share. The net proceeds from this sale totaled $1,988,014. The short-term loan carries an interest rate of 14%, and matures on January 15, 1998.

In order to achieve its financial plan, the Company is seeking additional financing, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional financing the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional financing.

Subsequent Events

On October 24, 1997, Michael L. Winer was appointed Chief Financial Officer and Corporate Secretary, by unanimous consent of the Board of Directors.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not applicable.

Item 2.  a) Changes in Securities: None.

         b) Use of Proceeds:

         In December 1996, the Company raised additional capital through an initial public offering of its Securities. The public offering consisted of 2,225,000 Units, each Unit consisting of one share of Common Stock and one Redeemable Warrant. In addition, there was an overallotment option for 337,500 Units which was exercised by the underwriter, resulting in a total of 2,587,500 Units being sold. Gross proceeds to the Company totaled $10,350,022. Offering expenses approximated $1,793,596 and consisted of the following: (a) underwriting discounts, non-accountable expenses allowance and reimbursable expenses of $1,436,612 and (b) legal, accounting, printing and other fees incurred in connection with the initial public offering of $356,984. The net proceeds of $8,556,426 were utilized as follows: (a) $91,500 for the purchase and installation of machinery and equipment, (b) $2,061,944 for the repayment of indebtedness, (c) $2,759,430 for inventory, (d) $1,400,373 on marketing, (e) $997,667 for distribution expansion, (f) $83,324 for product development and (g) $1,162,188 working capital and general corporate purposes. All proceeds from this offering have been expended.

         The above information updates the Form SR filed by the Company for the period ended March 31, 1997 pursuant to former Rule 463.

Item 3.  Defaults upon Senior Securities.
         Not applicable.

Item 4.  Submission of matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)   Exhibits. See Exhibit 27.
         (b)   Reports filed on Form 8-K: None.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             InnoPet Brands Corp.



Date:    November 13, 1997         By: /s/ Marc Duke
                                       -------------
                                       Marc Duke, Chairman of the Board and CEO




Date:    November 13, 1997         By: /s/ Michael L. Winer
                                       --------------------
                                       Michael L. Winer, Vice President and CFO
                                       (Chief Accounting Officer)