Form 10KSB
period 1997-12-31
INNOPET BRANDS CORP
filed 1998-03-31
CIK 1018158

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
--------------------------------------------------------------------------------
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



                                 (954) 453-2400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------



       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
       Common Stock .01 Par Value     OTC Electronic Bulletin Board
       Warrants                       OTC Electronic Bulletin Board

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.     $3,066,489
                                                            ------------

The aggregate market value of the voting stock held by non-affiliates per the closing stock price of March 6, 1998 is $10,280,290.

As of March 6, 1998, 5,553,169 shares of Common Stock of the issuer were outstanding.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

From time to time, InnoPet Brands Corp. (the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, future operations, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: ability to obtain additional financing; changes in the pet food industry; the Company's ability to manage growth effectively; the Company's ability to sell premium pet foods through supermarkets and grocery stores; the entrance into the supermarket distribution channel of an existing or new premium pet food; the ability of the Company's manufacturers and other suppliers to meet the Company's performance and quality specifications; and the ability of the Company to control the cost of raw materials, manufacturing, packaging, warehousing and distribution.



                                   THE COMPANY
General

InnoPet Brands Corp. (the "Company") was incorporated as InnoPet Products Corp. under the laws of the State of Delaware on January 11, 1996. (On May 15, 1996 the Company amended its Certificate of Incorporation to change its name to InnoPet Brands Corp.) In January 1996, InnoPet acquired the KenVet Nutritional Care line of premium pet foods from ConAgra. The KenVet line of over 50 different products had been sold exclusively as veterinarian prescriptive diets. The Company has repositioned the line to be a complete lifestage, premium pet food brand to be sold through supermarkets. The Company named the product InnoPet(R) Veterinarian Formula ("IVF") and created a new paradigm in pet food packaging. Rather than bulk pack the product in four-ply, expensively constructed bags, the Company developed an inner bag concept, with each stock keeping unit ("SKU") containing ten single-serve inner packages. Termed NutriFresh(TM), the new package system presented distinct advantages over bulk bags: (i) true portion control, (ii) enhanced and extended freshness and taste preservation, (iii) portability and (iv) protection from rodent and insect infestation. By labeling the inner packs for sale, a single-serve portion trial system became integral to the marketing of the product line.

In researching the pet food industry, the Company determined that the development of pet product superstores in the late 1980's had created an imbalance in the market: while the premium segment had grown to approximately $2.5 billion, the customers had come from the supermarket sales channel. Supermarket share had dropped from 95% to, in 1996, 58% of the business. No major manufacturer of premium pet food had been willing to risk losing its pet superstore distribution, its veterinarian outlets or its high margins by selling through supermarkets.

Growth Strategy

The Company's objective is to become a national provider of premium pet foods primarily through supermarkets and grocery store retail outlets. The Company intends to achieve its objective as follows:

o providing to supermarkets a brand of competitively priced, premium quality pet food to enable them to recapture a share of the premium pet food market that they have lost to specialty pet stores;

o packaging its products in unique single-portion inner bags which are designed to increase convenience of feeding, regulate portions, minimize product deterioration and prevent contamination;

o expanding distribution to supermarket and grocery stores to cover the rest of the United States markets (termed horizontal growth); and

o increasing consumer awareness and market penetration throughout the Company's market areas and by expanding its product offering to include additional flavor varieties of dog food and the initial offering of cat food (both referred to as vertical growth).

Products and Packaging

The KenVet line of products which the Company acquired from ConAgra in January 1996 included 51 SKUs of premium dog and cat foods grouped in 14 basic formulations, including both dry and canned foods. The formulas were developed by ConAgra under the name KenVet Nutritional Care to be prescribed and sold only through veterinarians. Some of these formulations have been used to create the Company's initial products. The Company's initial products were based on 100% beef protein and the Company has recently expanded its product line to include a lamb and rice formulation. The Company believes that its use of pure beef and lamb protein, corn gluten instead of corn meal and rice instead of other grains makes its product superior in nutrition and palatability to other pet food currently sold in supermarkets and grocery stores and equivalent or superior to premium pet foods sold in pet specialty stores. Independent laboratory tests commissioned by the Company indicated that its dog food products meet or exceed other national premium food products in digestibility and are higher in palatability. These tests determine the percentage of protein, fat and energy used by the dog as compared to the contents of the food prior to ingestion. The high degree of nutrient absorption of the Company's products, known as "bioavailability," promotes less body fat by decreasing the dog's ingestion of non-usable calories and increases the per dollar value of the food by reducing the volume of food required to deliver the appropriate nutrient level.

Existing Products. The Company currently offers 12 SKUs of dry dog food for puppies, adults and seniors to meet the nutritional requirements of pets at each stage of their lives, in three outer and three inner bag sizes. The 3.75-, 8.125- and 15-pound outer bag sizes provide approximately one week's food supply for small, medium and large dogs, respectively. Inner bags are proportionately sized. The outer bag sizes were designed to promote weekly purchases during the consumer's normal food buying trip to the supermarket or grocery store.

Packaging. Unlike conventional bulk packaging in large bags, the Company uses inner-seal packs inside larger bags. This packaging system is comparable in cost to traditional dry food bulk packaging since the Company's outer-bag does not require an oxidation or fat transfer barrier. Products for different sized animals are packaged in different sized inner-seal bags. The inner-seal bags contain a single suggested serving for the animal's size. The inner-seal bags help prevent oxidation of protein, fat, vitamins and minerals in the pet food, a process that begins immediately upon exposure to air and lowers the nutritional value of bulk-packed dry foods. Additionally, contamination of product due to insects and other sources can be substantially reduced because the packaging for a single portion does not need to be opened until the pet's feeding time. The inner-seal packaging helps maintain the appeal of the product to the pet, thus helping to reduce waste and cost to the owner. The Company's inner-seal packaging also promotes portion control feeding recommended by veterinarians to prevent obesity, a leading ailment among dogs and cats. The inner-seal bags are easily transported which allows owners traveling with pets or leaving pets in kennels to more easily feed their pets. Each inner-seal bag is also labeled for resale, which the Company believes increases the potential number of retail outlets for the Company's products by allowing single-serving sales in supermarkets and smaller stores.

Marketing, Positioning and Sales

Product shipments began in Fall 1996 after wholesale marketing programs were begun in July 1996; consumer marketing programs were implemented once the Company's products appeared on supermarket shelves. The Company developed an integrated marketing communications program based on sampling as the method most likely to produce trial and conversion of consumers. Using highly articulated mailing lists that define target consumers by pet ownership and proximity to outlets for the Company's products, the Company began an aggressive direct mail program in core areas such as New York and Philadelphia. In addition, in-store demonstrations at stores, pet fairs and shows add names to the Company's base of sampling targets. Couponing through advertising (generally store-sponsored), free standing inserts in Sunday newspapers and in-store programs are used to disseminate samples and literature about the product.

Slotting, a system whereby the vendor pays the supermarket chain to integrate their products into the stores and warehouse systems, presented a high-cost factor during the product's introduction. The Company determined that it would pay such slotting fees only with product (as opposed to cash), and at no more than forty percent of the chain's listed slotting rate. Of the 31 chains that have purchased the product, this has been adhered to in all but two cases where a concession was made to certain market-leading chains which the Company deemed were vital to penetrating specific geographic areas.

As an additional marketing tool, in June 1997, the Company became the pet food partner of the North Shore Animal League of Long Island ("NSAL") and the international Pet Savers Foundation, which NSAL administers. This program, which had featured Iams products for several years, targets approximately 6,000 animal shelters, accounting for approximately 2.5 million pet adoptions annually, where the Company's products are exclusively fed to sheltered animals, given away as a free sample when a dog is adopted and sold in over 400 animal shelter stores participating in the Pet Savers program. The Company views this program, which is structured under a multi-year contract (due to expire in 2002) as a vital way to introduce pet owners to the Company's products at the earliest possible point in pet ownership and in addition, as a valuable sales channel.

Geographic Market Penetration and Market Share

As of December 31, 1997, the Company had placed its products in more than 6,000 stores in twenty states. Market penetration to date varies from 15% to 70%, depending on the market and geographic spread of its customer chains.

Private Label
In November 1997, the Company successfully presented to and acquired its first customer for premium private label pet food, the Kroger Company ("Kroger"), the nation's largest supermarket chain. The Company believes that it was able to beat its competition for this business as a result of its superior product quality and its marketing expertise in the premium pet foods segment. The Company has established a separate private label sales effort to support this area.

Manufacturing and Distribution

The manufacture of the Company's dog food begins with the purchase of the raw materials which are then processed into kibble. The kibble is then transported in bulk to companies which package the kibble for retail sale. The packaged food is then distributed to the supermarkets.

The Company outsources the manufacturing, packaging and transporting of its products. The Company does not maintain supply agreements with third party suppliers other than Monfort Inc., ("Monfort" Inc.) but instead purchases products pursuant to purchase orders in the ordinary course of business. The Company will be substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company's performance and quality specifications. The Company's sub-contracted manufacturers are responsible for the emulsification of the meat and the purchase and preparation of the other raw materials that make up the Company's pet food. The principal raw material required for the Company's products is beef. The Company obtains beef for its products pursuant to an agreement with Monfort, a subsidiary of ConAgra, that terminates in 1999, unless terminated earlier by either party on 60 days notice. The agreement provides for the delivery of up to 15 million pounds of beef per year at a fixed price. The fixed price is comparable to current beef prices. Accordingly, if beef prices fall, the Company will be able to terminate the agreement. Conversely, if beef prices increase, Monfort will be able to terminate the agreement. In addition, any failure by Monfort to fulfill its obligations under the agreement, or the failure by the Company to secure an alternative source of beef at comparable prices upon the termination of the Monfort agreement, whether at its expiration or earlier, would have a material adverse effect on the Company

The Company owns no warehouses, trucks or distribution facilities or equipment. The Company distributes its products directly to supermarket distribution centers and distribution centers operated by grocery store wholesalers. The Company may lease space in public warehouses from time to time. All transport and distribution of the Company's products is done through common carriers or fleets operated by the Company's customers.

Competition

The pet food business is highly competitive. Virtually all of the manufacturers, distributors and marketers of pet food have substantially greater financial, research and development, marketing and manufacturing resources than the Company does. Competitors in the premium pet food market include, among others, Colgate-Palmolive Co. (Hills Science Diet), Iams Co. and Ralston Purina Co. Brand loyalty to existing products may prevent the Company from achieving its sales objectives. Additionally, the long-standing relationships maintained by existing premium pet food manufacturers with veterinarians and pet breeders may prevent the Company from obtaining professional recommendations for its products. It is expected that the advertisements of North Shore Animal League and the Pet Savers Foundation will partially offset this concern. In addition, the Company competes with current supermarket high-priced dog foods which are not considered premium when compared to Veterinarian Formula and to the premium dog foods offered in the specialty pet stores.

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

As compared to its competition, the Company believes that its products offer the following advantages (i) a premium pet food available exclusively in supermarkets, (ii) a superior packaging system, (iii) a supermarket and grocery store distribution network, and (iv) competitive pricing with other premium products. There can be no assurance, however, that these perceived advantages will enable the Company to compete successfully.

Intellectual Property

InnoPet and InnoPet Veterinarian Formula are registered trademarks of the Company. The Company has filed an application for a trademark covering InnoPet Brands.

Government Regulation

The Company's products must be produced in USDA approved facilities. It is the responsibility of the Company's manufacturers to obtain and maintain such approvals. In addition, the Company's products are subject to federal and state labeling regulations and must be registered in each state that the products are sold to consumers. If the Company fails to register its labels or satisfy relevant labeling regulations, it may be subject to fines or prohibited from selling its products until such regulations are satisfied. The Company believes it is in material compliance with such regulations.

Insurance

The Company has obtained product liability insurance and excess liability insurance which provides aggregate coverage of $1,000,000 and $2,000,000, respectively.

Employees

As of March 6, 1998, the Company employed 35 people, one of whom is employed on a part time basis. This includes ten persons engaged in sales, eight in marketing, four in manufacturing/research and development, and 13 in administration/accounting and support. Management believes its labor relations are satisfactory.

                         ITEM 2. PROPERTY AND FACILITIES

The Company currently leases its corporate office located at 1 East Broward Boulevard, Fort Lauderdale, Florida, where the Company occupies approximately 10,500 square feet of office space. The Company has entered into a facilities agreement with InnoPet Inc ("IPI"). whereby it has agreed to lease its premises, furnishings and equipment from InnoPet Inc. until April 30, 2001. The Company believes that it has adequate space to conduct its operations.

                            ITEM 3. LEGAL PROCEEDINGS

On March 16, 1998, Entrepreneurial Investors, Ltd., a Bahamas company ("EIL"), commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County, seeking specific performance of the Company's obligations under a registration rights agreement dated April 28, 1997 (the "Registration Rights Agreement"), and a bridge loan agreement dated July 9, 1997 (the "Loan Agreement"). The Complaint alleges that the Company had an obligation to register shares of Common Stock underlying 625,000 shares of the Company's Series A Convertible Preferred Stock purchased by EIL pursuant to a subscription agreement dated as of April 28, 1997, in exchange for $2.5 million. The Complaint further alleges that the Company is obligated to register certain securities, including shares of Common Stock relating to Warrants acquired by EIL. On March 26, 1998, the Company filed a Registration Statement covering these securities and has requested that the Securities and Exchange Commission declare such registration statement effective immediately. Although the Company denies liability, it is contemplated that such Registration Statement, in the form it becomes effective, will satisfy all of EIL's claims as asserted in the Court of Chancery thereby rendering such action moot.

On December 22, 1997, Ryt-Way Industries, Inc. d/b/a Ryt-Way Packaging Company, commenced an action against the Company in the District Court, State of Minnesota, for alleged non-payment for packaging services. Plaintiff seeks money damages of $119,084.33, plus interest. Plaintiff filed a motion for summary judgment on the ground of account stated. The Company filed a cross-motion for lack of personal jurisdiction and opposed the motion by plaintiff for summary judgment. The Company previously answered the complaint, denying all liability and asserted counter-claims.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Units, Common Stock and Warrants were quoted on the NASDAQ SmallCap Market ("NASDAQ") under the trading symbols "INBCU", "INBC" and "INBCW", respectively, from December 5, 1996 (when the Company commenced public trading) until August 3, 1997. On August 4, 1997, the Company unbundled its' public stock Unit, which consisted of one Common Share and a Warrant to purchase one Common Share. As a result only the Common Shares and Warrants continued to trade. On February 27, 1998, the Company's Common Shares and Warrants traded under a conditional listing, and the trading symbols were changed to "INBCC" and "INBWC" from February 27, 1998 through March 20, 1998. On March 20, the Company's Securities were delisted from NASDAQ (see "Subsequent Events"). Thereafter and since, the Company's Common Shares and Warrants have been quoted on the OTC Electronic Bulletin Board under the trading symbols "INBC" and "INBCW".

The following table sets forth the high and low selling price for the Company's securities for the fiscal year ended December 31, 1997, and the fiscal quarter ended December 31, 1996, based on transaction data as reported by the NASDAQ SmallCap Market.

Year Ended:  December 31, 1997

                             First Quarter         Second Quarter          Third Quarter          Fourth Quarter
                             -------------         --------------          -------------          --------------
                             High        Low         High        Low        High        Low        High        Low

Units                        8.250       5.250       7.750      5.125       8.00        6.625         --          --
Common Stock                 6.125       4.00        5.875      4.250       6.125       4.250      5.375      3.875
Warrants                     2.375       1.375       2.250      1.250       2.125       1.00       1.750       .8125

Year Ended:  December 31, 1996

                                                                                                  Fourth Quarter
                                                                                                  --------------
                                                                                                   High        Low

Units                                                                                              8.250       5.250
Common Stock                                                                                       6.125       3.875
Warrants                                                                                           2.375        .8125

On March 6, 1998 the closing price for the Company's Common Stock and Warrants as reported by the NASDAQ SmallCap Market were $3.88 and $0.69 respectively.

As of March 6, 1998 there were approximately 40 holders of record of the Company's Common Stock and approximately 27 holders of record of the Company's Redeemable Warrants.

The Company has not declared or paid any dividends since its inception, and does not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

From January through August 1996, IPI contributed capital of $2,221,348 in exchange for 1,182,432 shares of Common Stock. In June 1996, IPI also purchased 43,497 shares of Common Stock in exchange for $139,190 in financing. In August 1997, IPI cancelled $91,000 of debt owed to it by the Company as consideration for the issuance of 26,000 shares of Common Stock by the Company in settlement of claims brought against IPI and the Company by certain investors.

On December 31, 1997, IPI exchanged (i) principal and accrued interest in the aggregate amount of $773,702.97, payable pursuant to a five year note dated June 5,1997 from the Company to IPI, in the principal amount of $1.0 million, which bears interest at one percent above the prime rate, and (ii) accounts payable in the amount of $543,828.42, pursuant to a facilities agreement with the Company (collectively, the "Debt"), for 396,847 shares of Common Stock of the Company, which represents a number equal to the Debt divided by a number equal to eighty percent of the average closing bid price for a share of Common Stock as then reported by NASDAQ for the five trading days immediately preceding the closing date (the "Exchange Rate"). The shares of Common Stock issued to IPI are not transferable for a period of twelve months from the closing date without the prior written consent of the Company. Pursuant to the Exchange Agreement, the Exchange Rate shall be adjusted such that, if at any time during the one year period following the closing date, the average closing bid price for a share of the Company's Common Stock is less than or equal to $2.50 per share of Common Stock for forty-five (45) consecutive days, the Company shall issue to IPI additional shares of Common Stock equal to the difference between (a) the number of shares of Common Stock which would have resulted if the Debt had been exchanged at an Exchange Rate of $2.50 and (b) 396,847. Accordingly, the Company may issue additional shares of Common Stock to IPI in the future.

On April 29, 1997, the Company completed a $2.5 million private placement (the "Private Placement") of 625,000 shares of Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), at $4.00 per share, to Entrepreneurial Investors, Ltd., a Bahamas company ("EIL"). The Series A Preferred Stock is convertible, at the holder's option, into Common Stock, on a one share for one share basis, and bears a cumulative dividend of four percent (4%) per annum, payable quarterly by the issuance of additional Common Stock. The number of shares of Common Stock to be issued as a dividend shall be determined based upon the average closing bid price for shares of the Common Stock as quoted on the OTC Bulletin Board for the twenty trading days preceding the record date for the declaration of the dividend. The placement agent for this Private Placement, Equity Services, Ltd., a Bahamas company, received an option to purchase 62,500 shares of Series A Preferred Stock, which has a term of five years commencing on April 29, 1998.

On July 9, 1997, the Company issued a senior convertible note (the "Note") to EIL, in the principal amount of $1.5 million, with a stated interest rate of 14% per annum and a maturity date of January 15, 1998. Any interest under the Note may be paid, at the option of the holder, in Common Stock valued at $4.50 per share. The Note is collateralized by 600,000 shares of Common Stock at a conversion price of $4.50 per share. EIL has taken possession of the collateral and commenced an action for specific performance demanding, among other items, that such collateral be registered. See "Legal Proceedings". Additionally, in connection with the loan, the Company issued 225,000 Redeemable Warrants to Equity Services Ltd., an affiliate of EIL.

Pursuant to a Settlement Agreement dated August 29, 1997 among the Company and Charles Johnston, the Company issued, on behalf of IPI, 13,000 shares of Common Stock, which shares are not transferable for a period of twelve months from their date of issuance.

Pursuant to a Settlement Agreement dated August 5, 1997 among the Company, IPI and Ronald H. and Margaret T. Rust, the Company issued 13,000 shares of Common Stock, which shares are not transferable for a period of twelve months from their date of issuance.

On December 18, 1997, the Company entered into a private placement of up to $4.0 million, consisting of the sale of shares of Series B Preferred Stock of the Company at $100 per share, to Explorer Partners LLC ("Explorer"). Explorer purchased 10,000, 2,000 and 8,000 shares of the Series B Preferred on December 18, 1997, February 20, 1998 and March 18, 1998, respectively. Net proceeds to the Company to date from such private placement are approximately $2.0 million. Each share of Series B Preferred Stock is convertible at any time, at the option of the holder thereof, into that number of shares of Common Stock which is equal to $100 divided by 80% of the average closing bid price for a share of Common Stock as quoted on the OTC Electronic Bulletin Board for the five trading days preceding the conversion date, provided, that such conversion price shall not exceed $6.00 per share of Common Stock. The Series B Preferred Stock pays a quarterly dividend of 8% per annum, and is payable, at the Company's option, in cash or by the issuance of shares of Common Stock. The number of shares of Common Stock to be issued as a dividend, if applicable, shall be determined based on the average closing bid price for a share of Common Stock as quoted on the OTC Electronic Bulletin Board for the five trading days preceding the last day of the calendar quarter for the applicable dividend period. In connection with the private placement, the

Company issued 40,000, 8,000 and 32,000 Redeemable Warrants to Explorer Fund Management, L.L.C. on December 18, 1997, February 20, 1998 and March 18, 1998, respectively. In addition, the Company issued 100,000 Redeemable Warrants to Coleman and Coleman Securities, Inc.

In December 1997, the Company completed a private placement of 4 units (the "Units") to Curi Oil Co. LLC, each Unit consisting of a promissory note of the Company in the principal amount of $25,000, bearing interest at the rate of 10% per annum and maturing 90 days after the date of issuance, and Redeemable Warrants to purchase 30,000 shares of Common Stock expiring on December 5, 2001, at an exercise price of $6.00 per shares. Curtis Granet, a director of the Company holds a 40% membership interest in Curi Oil Co. LLC.

In December, 1997, the Company completed a private placement of 1 unit to Manuel Arvesu, each unit consisting of a promissory note in the principal amount of $25,000, bearing interest at the rate of 10% per annum and maturing 90 days from the issuance thereof, and Redeemable Warrants to purchase 25,000 shares of Common Stock, expiring on December 5, 2001, at an exercise price of $6.00 per share.

On December 3, 1997, the Company issued to Interbank Special Purpose Corporation II ("IBF"), a wholly-owned special purpose subsidiary of Coleman and Coleman Securities, Inc. ("Coleman"), a secured promissory note in the principal amount of $262,500 (the "IBF Note"). Subsequently on January 28, 1998, the loan was increased to $762,500. The IBF Note bears interest at the rate of 1.5% per month (18% per annum) and matures on April 28, 1998. Interest on the IBF Note is payable on a monthly basis. The IBF Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivables, trade names and trademarks of the Company (the "Collateral"). On March 17, 1998, IBF notified the Company of its default under the IBF Note and made a written demand requesting that the Company immediately deliver to IBF the Collateral. The Company intends to use a portion of the proceeds received from the Investment to pay the outstanding principal, interest and fees on the IBF Notes.

In February 1998, the Company completed a private placement of units, each unit consisting of a promissory note in the principal amount of $25,000 bearing interest at the rate of 10% per annum and maturing 90 days from the issuance thereof, and Redeemable Warrants to purchase 25,000 shares of Common Stock, expiring on December 5, 2001, at an exercise price of $6.00 per share. The following persons purchased from the Company the number of Redeemable Warrants set forth next to each of their names:

NAME                                                   WARRANTS
----                                                   --------
Manuel Arvesu                                           50,000
SFG Financial Services, Inc.                            50,000
Rafael Pratts, Jr.                                      50,000
Southlake Trading Corp.                                 25,000
Lynn M. Esco                                            25,000

On February 10, 1998, the Company agreed to issue 4,444 shares to M. W. Houck as payment in full for broker fees outstanding.

Pursuant to a Settlement Agreement dated March 9, 1998 among the Company, the predecessor to IPI, Beverage Canners International Corporation ("BCIC"), and others, the Company agreed to issue shares of Common Stock equal to $38,750 and 10,000 shares of common Stock, whichever is greater, to BCIC.

The sales of the aforementioned securities were made in reliance upon the exemption from the registration provisions of the Act afforded by section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. To the best of Registrant's knowledge, the purchasers of the securities described above acquired them for their own account, and not with the view to any distribution thereof to the public.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

General

The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food. The Company was created on January 11, 1996 to acquire the KenVet Nutritional Care Line of dog and cat foods from a subsidiary of ConAgra.

The Company's objective is to become a national provider of premium pet foods through supermarket and grocery store outlets. The Company intends to achieve its objective by: (i) providing supermarkets a brand of competitively-priced premium pet food to enable supermarkets to recapture a share of the premium pet food market they have lost to specialty pet stores; (ii) expanding distribution to supermarkets and grocery stores throughout the United States; (iii) increasing consumer awareness and market penetration throughout the Company's market areas; and (iv) packaging its products in unique single serving-sized inner-bags which are designed to increase convenience of feeding, regulate portions, reduce product deterioration and prevent contamination. The Company's strategy is to provide premium pet food products that are good for the pet and easy to use for the owner.

Since 1988, supermarkets' share of pet food sales in the United States has fallen from 95% to 58%, mainly due to increased sales of premium pet foods through specialty pet stores. Until the introduction of Veterinarian Formula, premium pet foods, which represent approximately 20% of the total pet food market, were not available in supermarkets. The Company believes that the availability of a full line of premium pet foods at supermarkets will allow supermarkets to stop the erosion of their market share and perhaps allow them to recapture market share.

In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of March 6, 1998, the Company's products have been sold in the following markets: the Greater Metropolitan New York area; the New England area; Philadelphia, Pennsylvania and other areas of Pennsylvania; the Baltimore, Maryland and Washington D.C. area; Virginia; North Carolina; South Carolina; Georgia; Alabama; Tennessee; Florida; and Texas.

During the next twelve months the Company anticipates that it will expand its distribution into supermarkets throughout the central and western United States. During 1998 or 1999, the Company plans to increase its lamb & rice flavor dog food offering to 9 stock keeping units ("SKUs"), and to introduce 4 SKUs each of liver flavor and chicken flavor cat food.

Additionally, the Company plans to commence its first shipment of private label product, in Spring 1998. The Company was selected by The Kroger Co. ("Kroger"), one of the nation's largest supermarket chains, to provide a full line of private label premium pet food to the chain's approximately 1,300 retail outlets. This product line will initially target dog owners; it is anticipated that cat food will be introduced at a later date. The first products which the Company expects to introduce will be beef, lamb and rice, and chicken flavor dry dog foods. The Company anticipates that more than 10 SKUs will be brought to Kroger shelves in the first round of product offerings.

Results of Operations

1997 Compared to 1996:
Net Loss. The Company reported a net loss of $10,011,743 or ($2.24) per share in 1997, an increase of 54% from a net loss of $6,518,304 for the initial period of operations, from inception (January 11, 1996) through December 31, 1996 ("the Prior Period"). The 1997 net loss resulted chiefly from substantial costs of marketing and expansion during this period, as the Company expanded into new markets in the eastern portion of the United States.

Revenues. Revenues increased 65% to $3,066,489 during 1997, from $1,859,936 in 1996. Revenue increases resulted from expansion markets throughout the eastern United States, as well as increased penetration in markets entered during the Prior Period (Greater New York Metropolitan area and Philadelphia). Cost of sales totaled $2,183,275 in 1997, an increase of 46% from $1,498,486 for the Prior Period. Gross profit margin of 29% was increased from the Prior Period, reflecting substantial improvements in manufacturing and logistics efficiency.

Operating Expenses. Costs and expenses for the period totaled $10,263,806 in 1997 versus $5,507,886 for the Prior Period. These costs and expenses are detailed below.

Marketing and Distribution Expenses. Marketing and distribution expenses of $6,077,555 increased 94% versus $3,140,127 for the Prior Period. The 1997 marketing and distribution expenses include sales department expense of approximately $675,000 (including 5% broker commissions), slotting allowances of approximately $1,244,000, and distribution expense of approximately $484,000. The Company incurred substantial additional marketing costs in support of the introduction of its products.

Product Development Expenses. Product development expenses, including personnel and related costs, were $434,334, or 26% less than the $584,976 incurred during the Prior Period. This reflects the testing of formulations (e.g. palatability and bioavailability), expenses associated with locating manufacturers and suppliers and of certifying their facilities and processes. Product development expenses will continue to be expended to manage manufacturers and co-packers and to facilitate extension of the Company's product lines and new product introductions.

General and Administrative Expenses. General and administrative expenses were $3,751,917 or 110% greater than the $1,782,796 incurred during the Prior Period. These were primarily composed of costs associated with the development and implementation of the overall business strategy, marketing and financial plans. Major costs included personnel expenses of approximately $944,000, approximately $244,000 of depreciation and amortization of intangibles (formulae acquisition costs and the ConAgra non-compete agreement), $594,000 in bad debt expense, and $439,000 in outside legal and professional fees.

Interest and Financing Costs. Interest and financing costs totaled $631,151 or 54% less than the $1,371,868 incurred during the Prior Period. These were primarily $470,372 amortization of original issue discount associated with the Entrepreneurial Investors, Ltd. borrowing, and approximately $190,000 in other interest expense. The Prior Period included amortization of financing costs associated with the start-up of the business, which were fully amortized during 1996.

Income Taxes

Net Operating losses generated in fiscal 1997 will be carried forward and utilized to offset future income tax expense. The Company has a net operating loss carryforward of approximately $16,500,000 for federal income tax purposes at December 31, 1997. This net operating loss carryforward will be subject to annual limitations in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986, as amended. The Company's utilization of its tax benefit carryforward may be further restricted in the event of subsequent changes in ownership.

Liquidity and Capital Resources

Working Capital. At December 31, 1997, the Company had working capital deficit of $1,262,152, compared to working capital of $4,113,187 at December 31, 1996. The change in working capital was primarily due to the loss incurred in the current period, partially offset by the sale of Series A 4% Cumulative Convertible Preferred Stock on April 29, 1997 and the sale of Series B 8% Cumulative Convertible Preferred Stock on December 18, 1997.

Cash Flow. In 1997, the Company had net cash used by operating activities of $8,680,377. The primary uses of cash were the net loss incurred for the period, combined with increased inventories and accounts receivable.

The Company had net cash used by investing activities of $379,907. The primary use of cash was for acquisitions of property and equipment.

The net cash provided from financing activities of $4,824,500 reflects the net proceeds of a $2,500,000 private placement, a $1,000,000 private placement, and short-term loans. The $2,500,000 private placement consisted of the sale of 625,000 shares of the Company's Series A 4% Cumulative Convertible Preferred Stock, par value $.01 per share, at $4.00 per share. The net proceeds from the sale approximated $1,988,000. The $1,000,000 private placement consisted of the sale of 10,000 shares of the Company's Series B 8% Cumulative Convertible Preferred Stock, par value $100 per share. The net proceeds from the sale approximated $1,000,000. The short-term loans carry interest notes of between 10% and 18% per annum and mature through April 30, 1998.

The Company entered into an Exchange Agreement with InnoPet Inc. ("IPI") to convert $1,317,531 of its debt to IPI, consisting of a $641,000.00 note payable, $132,702.97 in interest and $543,828.42 in current accounts payable, in exchange for 396,847 shares of the Company's Common Stock, par value $.01 per share, at $3.32 per share.

The proceeds of these offerings were used for the purchase of inventory (includes raw materials, manufacturing and packaging), expansion of distribution (includes marketing allowances supporting supermarket distribution and slotting allowances), increases in marketing (includes advertising, in-store coupons, floor walker displays, direct sampling programs and in-store demonstrations), product development (including palatability and bioavailability test of products to be introduced during the next year, as well a pilot manufacturing runs) and working capital.

In order to achieve its financial plan, the Company is seeking additional funding, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional funding, the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional funding. The Company has discussed working capital financing with banks and factors. There can be no assurance that any credit facility will be available to the Company, or if available, that it will be available on acceptable terms.

On December 31, 1997, stockholders' equity approximated ($555,814), and working capital deficit approximated $1,262,152.

Readiness for the Year 2000

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues, however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Subsequent Events

Subsequent to December 31, 1997, the Company sold a total of 10,000 shares of Series B Cumulative Convertible Preferred stock, par value $100 per share, in exchange for an investment by Explorer Partners LLC of $1,000,000.

On March 23, 1998, the Company entered into a Subscription Agreement with HSBC James Capel Canada, Inc. ("HSBC"), a unit of Hong Kong Shanghai Bank Corp. (the "HSBC Investment"), whereby the Company will issue a total of $3,600,000 of common stock over a twenty-four month period based upon the payment of $150,000 each month and a per share purchase price equal to 80% of the lowest closing bid price for the Common Stock for the twenty trading days preceding each investment date; and the grant by the Company of an option to purchase up to a total of $50,000,000 of common stock over a twenty-four month period based upon a per share purchase price equal to 85% of the lowest closing bid price for the Common Stock for the five trading days preceding each investment date. The Subscription Agreement provides however that the investor may forego funding the monthly investment in the event that the average closing bid price for a share of Common Stock as quoted on the OTC Bulletin Board for the five trading days preceding any monthly investment falls below $2.00 per share. There can be no assurances that the closing bid price for a share of Common Stock will equal or exceed $2.00. Additionally, the Company does not presently have a sufficient number of authorized and unissued shares to issue should the investor choose to exercise the option in full. The Company plans to seek stockholder approval to amend its' Certificate of Incorporation accordingly.

The Company is in default of certain short-term debt obligations in the aggregate amount of approximately $2.5 million. On July 9, 1997, the Company issued a senior convertible note to Entrepreneurial Investors, Ltd. ("EIL") a Bahamas corporation and principal stockholder of the Company, in the principal amount of $1.5 million (the "Senior Note"). The Senior Note has a stated interest rate of 14% per annum and matured on January 15, 1998. To date, the Company has not made any payment of principal or interest under the Senior Note and is in default on the Senior Note. On March 16, 1998, EIL commenced an action against the Company in the Court of Chancery of the State of Delaware in and for New Castle County seeking specific performance of the Company's obligation to register shares of Common Stock which were issued as collateral for such Note. The action is currently in its preliminary stage. On March 26, 1998 the Company filed a Registration Statement on Form SB-2 covering these and other securities and has requested that the Securities and Exchange Commission declare such Registration Statement effective immediately. Although the Company denies liability, it is contemplated that such Registration Statement, in the form that it becomes effective, will satisfy EIL's claims as asserted in the Court of Chancery thereby rendering such action moot.

On January 28, 1998, the Company issued to Interbank Special Purpose Corporation II ("IBF") a secured promissory note in the principal amount of $762,500 (the "IBF Note"). The IBF Note bears interest at the rate of 1.5% per month (18% per annum) and matures on April 28, 1998. Interest on the IBF Note is payable on a monthly basis. The IBF Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivables, trade names and trademarks of the Company (the "Collateral"). As of the date hereof, the Company has failed to make interest payments totaling $12,200 to IBF. On March 17, 1998, IBF declared the IBF Note to be in default and accelerated the payments due thereunder. IBF also made a written demand requesting that the Company immediately deliver to IBF the Collateral. The Company intends to use a portion of the proceeds received from the HSBC Investment to pay the principal, outstanding interest and fees on the IBF Notes. In order to remedy such default and achieve its financial plan, the Company is seeking additional funding, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional funding, the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional funding. The Company has discussed working capital financing with banks and factors. There can be no assurance that any credit facility will be available to the Company, or if available, that it will be available on acceptable terms.

On March 20, 1998, the Company was delisted by the NASDAQ SmallCap Market ("NASDAQ") for failing to meet the current net tangible asset requirement of NASDAQ, which is $2,000,000. As of December 31, 1997, the Company had net tangible assets of ($555,814). The Company's securities, as of March 23, 1998, are quoted on the OTC Electronic Bulletin Board on the inter-dealer automated quotation system sponsored and operated by the National Association of Securities Dealers.

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

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

None.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)


                         INDEX TO FINANCIAL STATEMENTS



                                                                    PAGE
                                                                ------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ..........        F-2

FINANCIAL STATEMENTS

   Balance Sheets ...........................................    F-3 to F-4

   Statements of Operations .................................        F-5

   Statements of Stockholders' Equity (Deficiency) ..........        F-6

   Statements of Cash Flows .................................        F-8

   Notes to Financial Statements ............................    F-9 to F-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
InnoPet Brands Corp.


We have audited the accompanying balance sheet of InnoPet Brands Corp. as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 1997 and cumulative from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnoPet Brands Corp. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and cumulative from inception in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company is in the development stage and has, among other things, incurred net losses in 1997 and 1996 and reflects a deficit accumulated during the development stage as of December 31, 1997. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to this matter are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        RACHLIN COHEN & HOLTZ


Fort Lauderdale, Florida
March 23, 1998

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                                BALANCE SHEETS

                               DECEMBER 31, 1997

                                                                              Historical        Pro Forma
                                                                            --------------   --------------
                                                                                               (Unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents ............................................    $   378,528      $   578,528
   Funds held in escrow .................................................             --          800,000
   Accounts receivable ..................................................      1,160,610        1,160,610
   Inventories ..........................................................      1,921,199        1,921,199
   Prepaid expenses and other current assets ............................        843,444          843,444
                                                                             -----------      -----------
      Total current assets ..............................................      4,303,781        5,303,781
                                                                             -----------      -----------
Property and Equipment ..................................................        426,611          426,611
                                                                             -----------      -----------
Intangible Assets:
   Deferred slotting fees, net of accumulated amortization of $2,338,936         110,933          110,933
   Product formulae acquisition costs, net of accumulated amortization of
    $54,116..............................................................        223,871          223,871
   Non-compete agreement, net of accumulated amortization of $195,363 .          110,423          110,423
                                                                             -----------      -----------
                                                                                 445,227          445,227
                                                                             -----------      -----------
Other Assets ............................................................         10,000           10,000
                                                                             -----------      -----------
      Total assets ......................................................    $ 5,185,619      $ 6,185,619
                                                                             ===========      ===========


                       See notes to financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)
                                BALANCE SHEETS

                               DECEMBER 31, 1997

                                                                                 Historical          Pro Forma
                                                                              ----------------   ----------------
                                                                                                    (Unaudited)
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Notes payable ..........................................................    $   1,716,397      $     216,397
   Accounts payable:
      Slotting fees .......................................................          536,675            536,675
      Trade ...............................................................        2,729,400          2,729,400
   Accrued expenses and other current liabilities .........................          568,861            463,861
   Current maturities of obligations under capital leases .................           14,600             14,600
                                                                               -------------      -------------
      Total current liabilities ...........................................        5,565,933          3,960,933
                                                                               -------------      -------------
Long-Term Liabilities:
   Capital lease obligations, net of current maturities ...................           16,500             16,500
   Note payable to InnoPet, Inc. ..........................................          159,000            159,000
                                                                               -------------      -------------
                                                                                     175,500            175,500
                                                                               -------------      -------------
Commitments, Contingencies and Subsequent Events ..........................               --                 --
Stockholders' Equity (Deficiency):
   Series A 4% convertible preferred stock, $.01 par value; issued and out-
    standing 625,000 shares at liquidation value ..........................        2,500,000          2,500,000
   Series B 8% convertible preferred stock, $100 par value; issued and outstanding 10,000 shares (historical) and 20,000 shares (pro forma)
    at liquidation value ..................................................        1,000,000          2,000,000
   Common stock, $.01 par value; authorized 25,000,000 shares; issued
    4,928,725 (historical) and 5,528,725 (pro forma) ......................           49,287             55,287
   Additional paid-in capital .............................................       14,702,788         16,301,788
   Deficit accumulated during the development stage .......................      (16,530,047)       (16,530,047)
   Notes and interest receivable on sale of common stock ..................       (2,274,606)        (2,274,606)
   Treasury stock, 957 shares of common stock, at cost and 600,000
    collateral shares .....................................................           (3,236)            (3,236)
                                                                               -------------      -------------
                                                                                    (555,814)         2,049,186
                                                                               -------------      -------------
                                                                               $   5,185,619      $   6,185,619
                                                                               =============      =============


                       See notes to financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

                                                                                       Inception
                                                                      Year            (January 11,
                                                                     Ended              1996) to          Cumulative
                                                                  December 31,        December 31,           from
                                                                      1997                1996             Inception
                                                               -----------------   -----------------   ----------------
Net Sales ..................................................     $   3,066,489       $   1,859,936      $   4,926,425
Cost of Sales ..............................................         2,183,275           1,498,486          3,681,761
                                                                 -------------       -------------      -------------
Gross Profit ...............................................           883,214             361,450          1,244,664
                                                                 -------------       -------------      -------------
Other Operating Expenses:
   Marketing and distribution ..............................         6,077,555           3,140,114          9,217,669
   Product development .....................................           434,334             584,976          1,019,310
   General and administrative ..............................         3,751,917           1,782,796          5,534,713
                                                                 -------------       -------------      -------------
                                                                    10,263,806           5,507,886         15,771,692
                                                                 -------------       -------------      -------------
Loss Before Other Expenses .................................        (9,380,592)         (5,146,436)       (14,527,028)
                                                                 -------------       -------------      -------------
Other Income (Expenses):
   Interest income .........................................            64,540              21,570             86,110
   Interest expense, including amortization of discount of
    $470,372 in 1997 and $250,000 in 1996 ..................          (660,429)           (408,901)        (1,069,330)
   Financing costs, including amortization of $424,329
    in 1996 ................................................           (29,500)           (773,772)          (803,272)
   Costs in connection with unsuccessful financing .........                --            (161,289)          (161,289)
   Other expenses ..........................................            (5,762)            (49,476)           (55,238)
                                                                 -------------       -------------      -------------
                                                                      (631,151)         (1,371,868)        (2,003,019)
                                                                 -------------       -------------      -------------
Net Loss ...................................................     $ (10,011,743)      $  (6,518,304)     $ (16,530,047)
                                                                 =============       =============      =============
Net Loss per Common Share ..................................     $       (2.24)      $       (3.11)
                                                                 =============       =============

                       See notes to financial statements.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   Class A Preferred Stock   Class B Preferred Stock        Common Stock
                                  -------------------------  -----------------------  ------------------------
                                    Shares        Amount      Shares       Amount        Shares       Amount
                                  ----------  -------------  --------  -------------  -----------  -----------
Inception (January 11, 1996)
 to December 31, 1996:
Capital contribution
 represented by costs and
 expenses paid on behalf of
 the Company by Innopet,
 Inc. ($1.88 per share) ........        --     $        --        --    $        --    1,182,432    $ 11,824
Sale of common stock
 ($3.20 per share):
 InnoPet, Inc. .................        --              --        --             --       43,497         435
 Officers and employees, in
  exchange for notes
  receivable ...................        --              --        --             --      652,449       6,524
 Interest accrued on notes
  receivable on sale of
  common stock .................        --              --        --             --           --          --
 Estimated fair value of
  warrants issued in con-
  nection with private
  placement financing ..........        --              --        --             --           --          --
 Sale of units (common
  stock and warrants) in
  Initial Public Offering
  ($4.00 per unit), net of
  related costs ................        --              --        --             --    2,587,500      25,875
 Sale of warrants to under-
  writer .......................        --              --        --             --           --          --
 Net loss ......................        --              --        --             --           --          --
                                        --     -----------        --    -----------    ---------    --------
Balance, December 31, 1996              --              --        --             --    4,465,878      44,658
Year Ended December 31,
 1997:
 Sale of Series A preferred
  stock $4.00 per share,
  net of related costs .........   625,000       2,500,000        --             --           --          --
 Preferred stock warrants ......        --              --        --             --           --          --
 Sale of Series B preferred
  stock, $100 per share,
  net of related costs .........        --              --    10,000      1,000,000           --          --
 Estimated fair value of
  common stock warrants
  issued in connection
  with preferred stock and
  notes payable ................        --              --        --             --           --          --

                                                                      Notes and
                                                      Deficit          Interest
                                                    Accumulated       Receivable
                                    Additional       During the       on Sale of      Treasury Stock
                                      Paid-In       Development         Common      ------------------
                                      Capital          Stage            Stock        Shares    Amount        Total
                                  --------------  ---------------  ---------------  --------  --------  --------------
Inception (January 11, 1996)
 to December 31, 1996:
Capital contribution
 represented by costs and
 expenses paid on behalf of
 the Company by Innopet,
 Inc. ($1.88 per share) ........   $ 2,209,524     $          --    $          --       --     $  --     $  2,221,348
Sale of common stock
 ($3.20 per share):
 InnoPet, Inc. .................       138,755                --               --       --        --          139,190
 Officers and employees, in
  exchange for notes
  receivable ...................     2,081,315                --       (2,087,839)      --        --               --
 Interest accrued on notes
  receivable on sale of
  common stock .................        70,350                --          (70,350)      --        --               --
 Estimated fair value of
  warrants issued in con-
  nection with private
  placement financing ..........       250,020                --               --       --        --          250,020
 Sale of units (common
  stock and warrants) in
  Initial Public Offering
  ($4.00 per unit), net of
  related costs ................     8,414,872                --               --       --        --        8,440,747
 Sale of warrants to under-
  writer .......................            23                --               --       --        --               23
 Net loss ......................            --        (6,518,304)              --       --        --       (6,518,304)
                                   -----------     -------------    -------------     ----     -----     ------------
Balance, December 31, 1996          13,164,859        (6,518,304)      (2,158,189)      --        --        4,533,024
Year Ended December 31,
 1997:
 Sale of Series A preferred
  stock $4.00 per share,
  net of related costs .........      (513,200)               --               --       --        --        1,986,800
 Preferred stock warrants ......           100                --               --       --        --              100
 Sale of Series B preferred
  stock, $100 per share,
  net of related costs .........      (188,489)               --               --       --        --          811,511
 Estimated fair value of
  common stock warrants
  issued in connection
  with preferred stock and
  notes payable ................       676,964                --               --       --        --          676,964

                                                               Class B Preferred
                                   Class A Preferred Stock           Stock                 Common Stock
                                   ------------------------  ----------------------  ------------------------
                                     Shares       Amount      Shares      Amount        Shares       Amount
                                   ----------  ------------  --------  ------------  ------------  ----------
 Common stock issued to
 InnoPet, Inc. in satisfac-
 tion of debt ($3.32 per
 share) .........................        --             --        --            --      396,847       3,969
 Common stock issued for
  services in connection
  with issuance of com-
  mon shares, ($4.00 per
  share) ........................        --             --        --            --       40,000         400
 Common stock issued in
  settlement of dispute
  ($5.00 per share) .............        --             --        --            --       26,000         260
 Acquisition of treasury
  stock ($3.45 per share) .......        --             --        --            --           --          --
 Collateral shares held in
  treasury ......................        --             --        --            --           --          --
 Interest accrued on notes
  receivable on sale of
  common stock ..................        --             --        --            --           --          --
 Net loss .......................        --             --        --            --           --          --
                                         --             --        --            --      -------       -----
 Balance, December 31,
  1997 (Historical) .............   625,000      2,500,000    10,000     1,000,000    4,928,725      49,287
Pro Forma Adjustments
 (Unaudited)
 Sale of Series B preferred
  stock ($100 per share),
  net of related costs ..........        --             --    10,000     1,000,000           --          --
 Conversion of debt into
  common stock ($2.50
  per share) ....................        --             --        --            --      600,000       6,000
                                    -------      ---------    ------     ---------    ---------      ------
 Balance, December 31,
  1997 (Pro Forma)
  (Unaudited) ...................   625,000     $2,500,000    20,000    $2,000,000    5,528,725     $55,287
                                    =======     ==========    ======    ==========    =========     =======

                                                                        Notes and
                                                        Deficit          Interest
                                                      Accumulated       Receivable
                                     Additional       During the        on Sale of          Treasury Stock
                                       Paid-In        Development         Common      --------------------------
                                       Capital           Stage            Stock           Shares        Amount
                                   --------------  ----------------  ---------------  -------------  -----------
 Common stock issued to
 InnoPet, Inc. in satisfac-
 tion of debt ($3.32 per
 share) .........................     1,313,561                --               --             --           --
 Common stock issued for
  services in connection
  with issuance of com-
  mon shares, ($4.00 per
  share) ........................          (400)               --               --             --           --
 Common stock issued in
  settlement of dispute
  ($5.00 per share) .............       129,740                --               --             --           --
 Acquisition of treasury
  stock ($3.45 per share) .......            --                --            3,236            957       (3,236)
 Collateral shares held in
  treasury ......................            --                --               --        600,000           --
 Interest accrued on notes
  receivable on sale of
  common stock ..................       119,653                --         (119,653)            --           --
 Net loss .......................            --       (10,011,743)              --             --           --
                                      ---------       -----------         --------        -------       ------
 Balance, December 31,
  1997 (Historical) .............    14,702,788       (16,530,047)      (2,274,606)       600,957       (3,236)
Pro Forma Adjustments
 (Unaudited)
 Sale of Series B preferred
  stock ($100 per share),
  net of related costs ..........            --                --               --             --           --
 Conversion of debt into
  common stock ($2.50
  per share) ....................     1,599,000                --               --       (600,000)          --
                                     ----------       -----------       ----------       --------       ------
 Balance, December 31,
  1997 (Pro Forma)
  (Unaudited) ...................   $16,301,788     $ (16,530,047)    $ (2,274,606)           957     $ (3,236)
                                    ===========     =============     ============       ========     ========
                                         Total
                                   ----------------
 Common stock issued to
 InnoPet, Inc. in satisfac-
 tion of debt ($3.32 per
 share) .........................        1,317,530
 Common stock issued for
  services in connection
  with issuance of com-
  mon shares, ($4.00 per
  share) ........................               --
 Common stock issued in
  settlement of dispute
  ($5.00 per share) .............          130,000
 Acquisition of treasury
  stock ($3.45 per share) .......               --
 Collateral shares held in
  treasury ......................               --
 Interest accrued on notes
  receivable on sale of
  common stock ..................               --
 Net loss .......................      (10,011,743)
                                       -----------
 Balance, December 31,
  1997 (Historical) .............         (555,814)
Pro Forma Adjustments
 (Unaudited)
 Sale of Series B preferred
  stock ($100 per share),
  net of related costs ..........        1,000,000
 Conversion of debt into
  common stock ($2.50
  per share) ....................        1,605,000
                                       -----------
 Balance, December 31,
  1997 (Pro Forma)
  (Unaudited) ...................   $    2,049,186
                                    ==============

                       See notes to financial statements.

                            INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

                                                                                         Year
                                                                                        Ended
                                                                                     December 31,
                                                                                         1997
                                                                                  -----------------
Cash Flows from Operating Activities:
 Net loss ......................................................................    $ (10,011,743)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Costs and expenses paid on behalf of Company by InnoPet, Inc. ................               --
   Depreciation ................................................................          114,933
   Amortization:
     Slotting fees .............................................................        1,244,091
     Financing costs ...........................................................               --
     Original issue discount ...................................................          472,372
     Other .....................................................................          129,470
   Provision for doubtful accounts .............................................          574,181
   Interest paid from proceeds of public offering ..............................               --
   Offsets against accounts receivable for slotting fees .......................         (395,402)
   Loss on disposal of equipment ...............................................              341
   Non-cash expense related to issuance of shares in settlement of dispute .....           39,000
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable .......................................................       (1,120,377)
     Inventories ...............................................................         (863,091)
     Prepaid expenses and other current assets .................................       (1,255,148)
     Deposits and other assets .................................................          143,728
   Increase (decrease) in:
     Accounts payable, trade ...................................................        2,245,965
     Accounts payable, slotting fees ...........................................           (2,420)
     Accounts payable, InnoPet Inc. ............................................         (158,373)
     Accrued expenses and other current liabilities ............................          162,096
                                                                                    -------------
      Net cash used in operating activities ....................................       (8,680,377)
                                                                                    -------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment .........................................         (379,907)
                                                                                    -------------
Cash Flows from Financing Activities:
 Payments on capital lease obligation ..........................................          (24,900)
 Proceeds from initial public offering .........................................               --
 Proceeds from issuance of preferred stock .....................................        2,986,900
 Proceeds of long-term financing from InnoPet Inc., net ........................               --
 Proceeds from private placement financing .....................................               --
 Proceeds from notes payable ...................................................        1,862,500
 Offering costs ................................................................               --
 Deferred financing costs ......................................................               --
                                                                                    -------------
      Net cash provided by financing activities ................................        4,824,500
                                                                                    -------------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................       (4,235,784)
Cash and Cash Equivalents, Beginning ...........................................        4,614,312
                                                                                    -------------
Cash and Cash Equivalents, Ending ..............................................    $     378,528
                                                                                    =============
Supplemental Disclosures of Cash Flow Information:
 Non-cash investing and financing activities:
  Common stock issued to InnoPet, Inc. in satisfaction of debt .................    $   1,317,530
                                                                                    =============
  Common stock issued on behalf of InnoPet, Inc. as settlement of dispute ......    $      91,000
                                                                                    =============
  Capital lease obligation incurred for acquisition of equipment ...............    $      44,000
                                                                                    =============
  Expenditures for various assets paid on behalf of Company by InnoPet Inc.:
   Product formulae, non-compete agreement and inventory .......................
   Deferred financing costs ....................................................
   Deferred slotting fees ......................................................
   Property and equipment and other assets .....................................
  Deferred financing costs paid from proceeds of
   private placement financing .................................................
  Offering costs paid from proceeds of Initial Public Offering .................
  Notes payable paid from the proceeds of Initial Public Offering ..............

                                                                                      Inception
                                                                                     (January 11,
                                                                                       1996) to          Cumulative
                                                                                     December 31,           from
                                                                                         1996            Inception
                                                                                  -----------------  -----------------
Cash Flows from Operating Activities:
 Net loss ......................................................................    $  (6,518,304)     $ (16,530,047)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Costs and expenses paid on behalf of Company by InnoPet, Inc. ................        1,580,327          1,580,327
   Depreciation ................................................................           27,354            142,287
   Amortization:
     Slotting fees .............................................................        1,094,845          2,338,936
     Financing costs ...........................................................          872,759            872,759
     Original issue discount ...................................................               --            472,372
     Other .....................................................................          120,009            249,479
   Provision for doubtful accounts .............................................               --            574,181
   Interest paid from proceeds of public offering ..............................           61,944             61,944
   Offsets against accounts receivable for slotting fees .......................         (881,117)          (881,117)
   Loss on disposal of equipment ...............................................               --                341
   Non-cash expense related to issuance of shares in settlement of dispute .....                              39,000
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable .......................................................         (219,011)        (1,734,790)
     Inventories ...............................................................         (554,077)        (1,417,168)
     Prepaid expenses and other current assets .................................         (951,010)        (2,206,158)
     Deposits and other assets .................................................         (143,728)                --
   Increase (decrease) in:
     Accounts payable, trade ...................................................          483,435          2,729,400
     Accounts payable, slotting fees ...........................................          539,095            536,675
     Accounts payable, InnoPet Inc. ............................................          724,394            566,021
     Accrued expenses and other current liabilities ............................          276,765            438,861
                                                                                    -------------      -------------
      Net cash used in operating activities ....................................       (3,486,320)       (12,166,697)
                                                                                    -------------      -------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment .........................................          (84,540)          (464,447)
                                                                                    -------------      -------------
Cash Flows from Financing Activities:
 Payments on capital lease obligation ..........................................               --            (24,900)
 Proceeds from initial public offering .........................................        6,851,487          6,851,487
 Proceeds from issuance of preferred stock .....................................               --          2,986,900
 Proceeds of long-term financing from InnoPet Inc., net ........................          202,014            202,014
 Proceeds from private placement financing .....................................        1,672,236          1,672,236
 Proceeds from notes payable ...................................................               --          1,862,500
 Offering costs ................................................................         (472,641)          (472,641)
 Deferred financing costs ......................................................          (67,924)           (67,924)
                                                                                    -------------      -------------
      Net cash provided by financing activities ................................        8,185,172         13,009,672
                                                                                    -------------      -------------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................        4,614,312            378,528
Cash and Cash Equivalents, Beginning ...........................................               --                 --
                                                                                    -------------      -------------
Cash and Cash Equivalents, Ending ..............................................    $   4,614,312      $     378,528
                                                                                    =============      =============
Supplemental Disclosures of Cash Flow Information:
 Non-cash investing and financing activities:
  Common stock issued to InnoPet, Inc. in satisfaction of debt .................
  Common stock issued on behalf of InnoPet, Inc. as settlement of dispute ......
  Capital lease obligation incurred for acquisition of equipment ...............
  Expenditures for various assets paid on behalf of Company by InnoPet Inc.:
   Product formulae, non-compete agreement and inventory .......................    $   1,072,772
                                                                                    =============
   Deferred financing costs ....................................................    $     227,071
                                                                                    =============
   Deferred slotting fees ......................................................    $     291,957
                                                                                    =============
   Property and equipment and other assets .....................................    $     195,732
                                                                                    =============
  Deferred financing costs paid from proceeds of
   private placement financing .................................................    $     327,764
                                                                                    =============
  Offering costs paid from proceeds of Initial Public Offering .................    $   1,436,611
                                                                                    =============
  Notes payable paid from the proceeds of Initial Public Offering ..............    $   2,000,000
                                                                                    =============

                       See notes to financial statements.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)


                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


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

     After having amended the Certificate of Incorporation, the Company issued shares of common stock to InnoPet Inc. in consideration for the capital contributions made by InnoPet Inc. (see Note 8), resulting in a total of 1,182,432 shares of common stock being issued and outstanding.

     On June 1, 1996, the Company sold 652,449 shares of common stock to officers and employees and 43,497 shares of common stock to InnoPet Inc. (see
Note 8). On December 10, 1996, the Company completed the Initial Public Offering of its securities. The offering resulted in the issuance of 2,250,000 units, each unit consisting of one share of common stock and one redeemable warrant. Shortly thereafter, an additional 337,500 units were sold upon the exercise of an over-allotment option by the underwriter resulting in an aggregate of 2,587,500 units sold at a price of $4.00 per unit. Subsequent to the initial public offering, the Company ceased being a subsidiary of InnoPet Inc.

     During 1997, the Board of Directors authorized the issuance of two series of preferred stock, Series A and Series B. Series A is a 4% cumulative convertible preferred stock with a $.01 per share par value and a $4.00 liquidation value. Each share is convertible into one share of the Company's common stock. The Series B is an 8% cumulative convertible preferred stock with a $100 per share par value and a $100 per share liquidation value. Each share is convertible into common shares at 80% of the average closing bid price for five trading days prior to conversion, or a maximum of $6.00.


Business

     The Company produces, markets and sells premium dog food through supermarkets and grocery stores under the name InnoPet Veterinarian Formula Dog Food.


Use of Estimates

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the periods. Material estimates as to which it is reasonably possible that a change in the estimate could occur in the near term relate to the determination of the estimated allowance for doubtful accounts receivable, the estimated net realizable value of certain elements of inventories, the estimated amortization period of certain intangible assets and the estimated liability for coupon redemptions. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.


Period of Operations

     As described above, the Company was incorporated on January 11, 1996. However, for financial reporting purposes, the accompanying financial statements include all of the costs and expenses paid or incurred by InnoPet Inc. on behalf of the Company, which have been recorded as capital contributions by InnoPet Inc. (see
Note 8).

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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


     Cash and Money Market Funds

     At various times during the year, the Company had deposits in financial institutions in excess of federally insured limits. At December 31, 1997, the Company had deposits in excess of federally insured limits of approximately $445,000. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits these risks.


     Accounts Receivable

     The Company sells products to grocery chain stores and supermarkets and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Such allowances represent the amounts which, in management's judgment, are considered adequate to absorb charge-offs of accounts which may become uncollectible. The adequacy of the allowances is determined by management's continuing evaluation of the components of accounts receivable in light of expected loss experience, present economic conditions, and other factors considered relevant by management.


Cash Equivalents

     For the purpose of the statement of cash flows, the Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. Such investments are comprised of money market funds maintained with a financial institution.


Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market by estimated net realizable value.


Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments or at cost, whichever is less. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)


Property and Equipment

     Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of the furniture, fixtures and equipment range generally from 1 to 10 years.


Product Formulae Acquisition Costs

     Product formulae acquisition costs represent the cost of acquiring the formulae to the pet food products that the Company produces and sells (see Note
6), together with the incremental costs incurred (primarily professional fees) that were directly related to the acquisition of the formulae. These costs are being amortized over an estimated useful life of 10 years. Amortization expense totaled $27,542 for 1997 and $26,574 for 1996.

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

     Many retailers, rather than remitting payment for amounts due for the purchase of product to the Company and receiving payment of slotting fees from the Company, choose to offset slotting fees against amounts due for product and pay only the balance. During the periods ended December 31, 1997 and 1996, $395,400 and $881,000, respectively, of accounts receivable were settled by offsetting slotting fees due to the retailer.

     It is the expectation of the Company that all slots acquired will be available for the Company's products indefinitely. At a minimum, however, retailers allow new products six to twelve months to demonstrate that they can contribute to profitability. Retailers will continue to carry products which are profitable; products which do not provide an adequate return may be discontinued. The Company has created a formal policy with regard to slotting, whereby the Company requires that retailers confirm that the product will be carried for a minimum of six months. In September 1997, the Company began to require that the retailers comply with the specifications of the slotting agreement for at least twelve months in order to remain eligible for slotting allowances. Slots will be made available to the Company for a period of time ranging from six months to indefinitely. Slotting fees are recorded by the Company upon agreement by the retailer to carry the Company's product and execution of the slotting agreement.

     The benefits to be derived from slotting fees extend for a period of time estimated to range from six months to indefinitely. The period of benefit begins when the retailer receives its first delivery of product. Accordingly, the Company capitalizes these costs, and amortizes them over a period of six or twelve months, beginning when the retailer accepts delivery of the first shipment of product.


Estimated Liability for Coupon Redemptions

     The Company utilizes promotional coupons as a component of its marketing strategy. The financial statements include an accrual for the estimated liability for coupons which are circulated, but not redeemed as of the

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)


balance sheet date. This estimated liability is net of an estimate of the percentage of coupons which the Company believes will not be redeemed based upon industry practice and the Company's limited experience to date. As of December 31, 1997, the estimated liability for promotional coupon redemptions was approximately $27,000.


Offering Costs

     Costs incurred in connection with the initial public offering of securities and the subsequent private placements of convertible preferred stock, consisting of professional fees directly associated with the sale of those securities, have been charged to additional paid in capital in December 1997 and 1996, respectively.

     Certain other professional fees which were incurred in connection with other financings, but only indirectly associated with the initial public offering, aggregated $161,289, and have been charged to expense during the period from inception (January 11, 1996) to December 31, 1996.


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

     In addition, the Company has incurred costs in connection with the private placement financing which was consummated in August 1996. These costs were amortized over the outstanding four-month term of the private placement financing debt, as measured by the date of repayment of this debt from the proceeds of the initial public offering in December, 1996 (see Note 11).


Non-Compete Agreement


     The allocated costs attributable to the non-compete agreement, included as part of the Asset Purchase Agreement (see Note 6) have been deferred and are being amortized over the three-year term of the covenant.


Income Taxes

     The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


Advertising Costs

     Advertising costs, included in marketing and distribution costs, are charged to expense as incurred. Advertising costs incurred for 1997 amounted to approximately $140,000; advertising costs for 1996 were not material.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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


Net Loss Per Common Share

     Net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the period. In addition, all the common shares sold during the period prior to the initial public offering have been treated as outstanding during the entire period in contemplation of the initial public offering (see Note 11), pursuant to the Securities and Exchange Commission Staff Accounting Bulletins. Diluted earnings per share, assuming exercising of the options, warrants granted, convertible preferred stock, and convertible debt is not presented as the effect of conversion is antidilutive. The number of shares used in the computation was as follows:


  1997 ........................................  4,474,000 shares
  1996 ........................................  2,094,000 shares


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

     The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying financial statements, the Company has incurred net losses of approximately $10,012,000 in 1997 and $6,518,000 in 1996, and reflects a deficit accumulated during the development stage of approximately $16,530,000 as of December 31, 1997. Additionally, from time to time the Company has been unable to make principal and interest payments on debt instruments on a timely basis and, consequently, has been in default of those agreements (see Note 14). Further, on March 20, 1998 the Company was delisted by the NASDAQ Small Cap market for failing to meet the current net tangible asset requirement of NASDAQ, which is $2,000,000 (see Note 14). These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 2. BASIS OF PRESENTATION  -- (Continued)

     Management's plans with regard to this matter encompass the following actions:


Business Plan


   The Company has adopted, and is in the process of implementing, a business plan intended to define the Company's strategy for growth. In June 1996, the Company commenced sales of its formula dog food to supermarkets in the Greater Metropolitan New York area. As of December 31, 1997, the Company has sold product in the following markets: the Greater Metropolitan New York area; Philadelphia and other areas of Pennsylvania; the Baltimore/Washington, DC area; Virginia; North Carolina; South Carolina; Georgia; Alabama; Tennessee; Texas; and Florida.

   As of August, 1997, the Company has increased its distribution in existing markets through initial deliveries to the Stop & Shop, Price Chopper, Winn Dixie/Atlanta Division, and BiLo chains. In 1998, the Company anticipates it will continue implementation of its national distribution rollout, with an emphasis on expanding into the western states.

   In 1997, the Company began expansion of its line of dog foods with the introduction of Lamb and Rice with Barley formula in its existing markets. Additionally, the Company plans to introduce a line of dry cat foods within the next twelve months.



Marketing Plan


   The Company is in the process of implementing an overall marketing strategy which commenced in February, 1997. Programs include: radio and newspaper advertising; free-standing inserts; in-store couponing, shopping cart signage and floorminders; trial size displays; store feature ads and circulars; direct mail sampling programs to targeted consumers, veterinarians and breeders; newspaper sample pouches; and extensive in-store demonstrations with sampling.

   In June 1997, the Company entered into long-term agreements with North Shore Animal League and the Pet Savers Foundation, whereby InnoPet Veterinarian Formula pet foods will be exclusively fed to in-house animals and recommend to adopters by both of these not-for-profit humane organizations which adopt out more than one million animals per year. In addition, adopters will be provided with product samples, literature and coupons, and will be able to purchase the products exclusively in retail stores of participating adoption centers.

   In connection with the above ventures, the Company is currently participating in a cross-promotion program with Warner Home Video that includes a consumer cash rebate and donation to the Pet Savers Foundation for the combined purchase of InnoPet products and the "Shiloh" home video cassette.


Subsequent Financing

   On March 23, 1998 the Company entered into a Subscription Agreement whereby the Company will issue a total of $3,600,000 of common stock over a twenty-four month period based upon the payment of $150,000 each month and a per share purchase price equal to 80% of the lowest closing bid price for the Common Stock for the twenty trading days preceding each investment date; and the grant by the Company of an option to purchase up to a total of $50,000,000 of common stock over a twenty-four month period based upon a per share purchase price equal to 85% of the lowest closing bid price for the Common Stock for the five trading days preceding each investment date. The Subscription Agreement provides however that the investor will forego funding the monthly investment in the event that the average closing bid price

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


   NOTE 2. BASIS OF PRESENTATION  -- (Continued)

   for a share of commmon stock as quoted on the OTC Bulletin Board for the five trading days preceding any monthly investment falls below $2.00 per share. On March 23, 1998 the closing bid price was $1.125. There can be no assurances that the closing bid price for a share of common stock will equal or exceed $2.00. Additionally, the Company does not presently have a sufficient number of authorized and unissued shares to issue should the investors choose to exercise the option. The Company plans to seek stockholder approval to amend its certificate of incorporation accordingly.

   In February 1998, the Company issued units consisting of a 10% promissory note in the principal amount of $25,000 and a warrant to purchase 25,000 shares of the Company's common stock. The note has a stated interest rate of 10% per annum and a maturity date 90 days after the date of execution. The warrant is exercisable as of the closing and expires on December 5, 2001 at an exercise price of $6.00 per share. Proceeds from the sale of the units approximated $200,000.

   In order to achieve its financial plan, the Company is seeking additional funding, which may consist of debt, equity or a combination thereof. If the Company is unable to obtain additional funding, the Company will be required to modify its current business plan. There can be no assurance that the Company will be able to obtain such additional funding. The Company has discussed working capital financing with banks and factors. There can be no assurance that any credit facility will be available to the Company, or if available, that it will be available on acceptable terms.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



NOTE 3. ACCOUNTS RECEIVABLE


Trade ........................................    $  739,298
Slotting fee chargebacks .....................       369,529
Reclamation and other chargebacks ............       626,783
                                                  ----------
                                                   1,735,610
Less allowance for doubtful accounts .........       575,000
                                                  ----------
                                                  $1,160,610
                                                  ==========

     The Company, in the ordinary course of business, has three components of accounts receivable; trade, slotting fee chargebacks and reclamation and other chargebacks. Slotting fee chargebacks result from customer non-compliance with the slotting agreements. If the Company determines that a customer is not in compliance with the slotting agreement, it is Company policy to bill the customer for slotting credits previously taken against the purchase of merchandise.

     Reclamation and other chargebacks result from billing the customer for credits taken for returned product or other items which the Company determines are outside the parameters allowed by the Company's policies relating to these items.


NOTE 4. INVENTORIES


Raw materials .................................    $1,177,771
Work in process ...............................       101,625
Finished product ..............................       641,803
                                                   ----------
                                                   $1,921,199
                                                  ==========

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 5. PROPERTY AND EQUIPMENT


Die plates .......................................    $104,221
Computers, office equipment and software .........     395,522
Furniture and fixtures ...........................      59,555
Leasehold improvements ...........................       9,147
                                                      --------
                                                       568,444
Less accumulated depreciation ....................     141,831
                                                      --------
                                                      $426,611
                                                      ========

     The Company is obligated under a capital lease that expires in January, 2000. At December 31, 1997, the gross amount of property and equipment and related accumulated amortization relating to the capital lease was as follows:


Computers, office equipment and software .........    $ 56,000
Less accumulated amortization ....................       9,333
                                                      --------
                                                      $ 46,667
                                                      ========

     Amortization of the asset held under the capital lease is included with depreciation expense. Depreciation expense for 1997 and 1996 was $114,933 and $27,354, respectively.


NOTE 6. ACQUISITION OF PRODUCT FORMULAE AND INVENTORY AND NON-COMPETE AGREEMENT


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

     The purchase price for the assets, as finally negotiated, was a total of $641,021. Of this total amount, $250,000 was paid on the Initial Closing Date in exchange for the formulae, and the balance of $391,021 was to be paid on the Final Closing Date in exchange for the remaining assets. The $250,000 was paid by InnoPet Inc. on the Initial Closing Date, and has been recorded as a capital contribution by InnoPet Inc.. The $391,021 was paid by InnoPet Inc. in April and May 1996 and has been reflected as a capital contribution by InnoPet Inc.
in the accompanying financial statements.

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

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


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

NOTE 7. NOTES PAYABLE

EIL (a) ......................................    $1,500,000
IBF (b) ......................................       262,500
Other (c) ....................................       100,000
                                                   1,862,500
                                                  ----------
Less unamortized discount ....................       146,103
                                                  ----------
                                                  $1,716,397
                                                  ==========

     (a) On July 9, 1997, the Company secured short-term financing in the form of a senior convertible note of $1,500,000 from Entrepreneurial Investors, Ltd. ("EIL"), a Bahamas corporation and principal stockholder of the Company. The note has a stated interest rate of 14%, matures on January 15, 1998 and is collateralized with 600,000 shares of the Company's common stock, held in escrow at December 31, 1997. The principal and interest may be converted into common stock of the Company at $4.50 per share at the option of the holder. Additionally, the agreement provides that the Company shall issue 225,000 warrants to purchase shares of the Company's common stock at $6.00 per share to the holder. These warrants are subject to the same terms and conditions as the warrants currently publicly traded. The fair value of these warrants was estimated to be $415,575, based on the market value of the warrants currently traded. This amount has been recorded in these financial statements as a discount on notes payable with a corresponding credit to additional paid-in capital and is being amortized over the term of the note. The Company has failed to make any interest or principal payments of the senior notes and, consequently, EIL is seeking release of the collateral shares as satisfaction of the debt.

     (b) On December 3, 1997, the Company borrowed $262,500 from a financial institution, Interbank Special Purpose Corporation II ("IBF"). The note matures 90 days from issuance, has a stated interest rate of 18% and is collateralized by the Company's receivables at the issuance date. Subsequently, on January 28, 1998, the loan was extended and increased to $762,500; the net proceeds amounted to approximately $350,000. The new note matures April 27, 1998, has a stated interest rate of 18% and is collateralized by, among other things, all inventory, equipment, vehicles, accounts receivable, trade names and trademarks of the Company (see Note 14).

     (c) In December 1997, the Company completed a private placement consisting of promissory notes in the principal amount of $125,000 including $100,000 payable to a company in which a director of the Company holds a membership interest. The notes have stated interest rates of 10% and mature 90 days from issuance. Additionally, the loan agreements provide that the Company issue a total of 145,000 warrants to purchase shares of the Company's common stock at $6.00 per share. These warrants are subject to the same terms and conditions as the warrants currently publicly traded. The fair value of these warrants was estimated to be $172,900 based on the market value of the warrants as currently traded. This amount has been reflected in these financial statements as a discount on notes payable with a corresponding credit to additional paid-in capital, and is being amortized over the term of the notes.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 8. RELATED PARTY TRANSACTIONS


Transactions with InnoPet Inc.

     As discussed above, the Company was incorporated on January 11, 1996 as a wholly-owned subsidiary of InnoPet Inc. During the period inception through approximately June 30, 1996, substantially all of the Company's costs and expenses, and the acquisition of the Company's assets, were paid or incurred on behalf of the Company by InnoPet Inc. Such amounts have been accounted for as capital contributions by InnoPet Inc. to the Company, and are analyzed as follows:

Costs and expenses charged to operations ...............................................    $1,323,125
Initial purchase price for the acquisition of product formulae, covenant not to compete
 and inventory, including $58,773 of directly associated costs..........................       699,794
Deferred financing costs ...............................................................       198,429
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

     See Note 12 regarding a facilities agreement with InnoPet Inc.


Debt Financing by InnoPet Inc.

     On June 5, 1996, InnoPet Inc. provided debt financing to the Company in the amount of $1,000,000. The note is a five-year unsecured note, providing for annual principal payments of $200,000 and interest at 1% over prime (8.5% at 12/31/97) payable quarterly commencing September 1, 1996, and contains no prepayment penalty. This note was substantially satisfied in an Exchange Agreement dated December 23, 1997 (see below).


Accounts Payable, InnoPet Inc.

     In addition to the debt financing described above, InnoPet Inc. has also provided working capital financing to the Company on open account. Such funds were used primarily for inventories, operating costs and expenses, and deferred offering costs and financing costs. These working capital advances were paid in full with the Exchange Agreement dated December 23, 1997 (see below).


Exchange Agreement With InnoPet, Inc.

     On December 23, 1997, the Company entered into an Exchange Agreement with InnoPet, Inc. Pursuant to the terms of the Exchange Agreement, the Company satisfied $641,000 of the remaining unpaid principal of the note payable to InnoPet, Inc., accrued interest in the amount of $132,703, and full payment of the intercompany payable of $543,828 by the issuance of common stock shares. The number of common shares issued in this transaction was 396,847, which was determined by dividing the sum of the debt to be satisfied by eighty percent of the average closing bid price for a share of common stock as reported by the NASDAQ Small Cap Market for the five trading days preceding the closing date. These shares will remain restricted for a period of one year.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 8. RELATED PARTY TRANSACTIONS  -- (Continued)


Note Payable InnoPet, Inc.

     Subsequent to the conversion of the InnoPet, Inc. debt to common shares of the Company, the remaining outstanding debt of $159,000 was renegotiated to come due in June 2001. This loan will bear interest at 1% over prime (9.5% at December 31, 1997) with interest payable quarterly.


Sale of Common Stock to Officers and Employees and InnoPet Inc.

     On June 1, 1996, the Company sold an aggregate of 652,449 shares of common stock to certain officers and employees of the Company, including the chairman of the board and chief executive officer, for a total amount of $2,087,839, and 43,497 shares to InnoPet Inc. for $139,190 ($3.20 per share). The officers and employees purchased their shares by means of three-year notes which bear interest at 5.75% annually. The notes are of full recourse to the officers and employees during the first two years of the term of the notes, and are secured by the shares owned by the officers and employees. The purchase price of the shares purchased by InnoPet Inc. was applied against the then outstanding balance due to InnoPet Inc. arising from costs and expenses expended on behalf of the Company by InnoPet Inc. In 1997, one ex-employee relinquished his right to an aggregate of 957 shares of common stock as satisfaction of his indebtedness to the Company. At December 31, 1997, the relinquished shares were held in treasury at the cost of $3,236. On February 6, 1998, a former officer assigned his 86,993 shares of common stock from this transaction and all rights and obligations of the note serving such shares to two present officers.

     In August 1997, InnoPet, Inc. canceled $91,000 of debt owed to it as consideration for the issuance of 26,000 shares of common stock by the Company in settlement of claims brought against InnoPet, Inc. and the Company by certain investors.


Other

     In 1997, the Company paid a director of the Company approximately $96,000 for various legal and other services which he has provided to the Company.

NOTE 9. INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

     The provision for income taxes has been computed on a separate return basis. The Company does not plan to file a consolidated income tax return with InnoPet Inc. The successful completion of the initial public offering (see Note
11) and the sale of common stock to certain officers and employees of the Company (see Note 8), had the effect of disqualifying the Company as a member of the consolidated group with InnoPet Inc.

     As of December 31, 1997, on a separate return basis, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $16,500,000, of which approximately $6,500,000 expires in 2011 and the remaining $10,000,000 expires in 2012.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 9. INCOME TAXES  -- (Continued)

     The Company presently has no significant temporary differences between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1997 were as follows:


Benefit of net operating loss carryforwards .........    $6,100,000
Less valuation allowance ............................     6,100,000
                                                         ----------
Net deferred tax asset ..............................    $       --
                                                         ==========

     As of December 31, 1997, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $6,100,000, which related to the net operating losses, has been established.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1996, based upon the sale of common stock to certain officers and employees of the Company in June 1996 (see Note 6), and the successful completion of the Company's initial public offering prior to December 31, 1996 (the end of the Company's taxable year). As a result, based upon the amount of the taxable loss incurred to December 31, 1996, the Company estimates that an annual limitation of approximately $990,000 will apply to the net operating loss carryforward existing as of that date ($6,500,000). The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.


NOTE 10. PRIVATE PLACEMENT FINANCING

Debt

     In August 1996, the Company completed certain private placement financing involving a total of $2,000,000 of promissory notes and 1,000,000 common stock purchase warrants (private placement warrants). Related costs amounted to approximately $424,000 resulting in net proceeds to the Company of approximately $1,576,000. The promissory notes bear interest at 10% per annum. Principal and accrued interest are payable upon the earlier of the closing of the sale of securities or other financing yielding gross proceeds of $4,000,000 to the Company, or twelve months from date of issue. The terms of the note contain, among other things, certain restrictions on the payment of dividends by the Company or incurring any liability for borrowed money, except in the ordinary course of business. Each private placement redeemable warrant entitled the holder to purchase one share of common stock at a price equal to 150% of the initial public offering price per unit, subject to adjustment, during the 36-month period commencing one year from the date the warrants are issued. Upon consummation of the initial public offering, each private placement warrant was automatically converted into a redeemable warrant having terms identical to that of the redeemable warrants underlying the units of the initial public offering (see Note 11).

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

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 10. PRIVATE PLACEMENT FINANCING  -- (Continued)

     Simultaneously with the closing of the initial public offering, these notes, together with accrued interest, were paid in full from the proceeds. The total amount paid aggregated $2,061,944, which included $61,944 of accrued interest.

Equity

     On April 29, 1997, the Company completed a $2,500,000 private placement of 625,000 shares of Series A 4% cumulative preferred stock, par value of $.01 per share, at $4.00 per share. The Series A Preferred Stock is convertible at the holder's option, into common stock, on a one share for one share basis, and bears a cumulative dividend of 4% per annum, payable quarterly by the issuance of additional common stock. The number of shares of common stock to be issued as a dividend shall be determined based on the average closing bid price for shares of the common stock for the twenty trading days preceding the record date for the declaration of the dividend. The placement agent for this private placement received an option to purchase 62,500 shares of Series A Preferred Stock, which has a term of five years commencing on April 29, 1998.

     On December 18, 1997, the Company entered into a private placement of up to $4,000,000, consisting of the sale of shares of 8% Series B Cumulative Convertible Preferred Stock of the Company at $100 per share, to Explorer Partners LLC ("Explorer"). Explorer purchased 10,000 shares of the Series B Preferred on December 18, 1997, for gross proceeds of $1,000,000. In accordance with the Company's December 17, 1997 Certificate of Designation, each share of Series B Preferred Stock is convertible at any time, at the option of the holder thereof, into that number of shares of Common Stock which is equal to $100 divided by 80% of the average closing bid price for a share of Common Stock for the five trading days preceding the conversion date, provided that such conversion price shall not exceed $6.00 per share of Common Stock. The Series B Preferred Stock pays a quarterly dividend of 8% per annum, and is payable, at the Company's sole option, in cash or by the issuance of shares of Common Stock. The number of shares of Common Stock to be issued as a dividend shall be determined based upon the average closing bid price for a share of Common Stock for the five trading days preceding the last day of the calendar quarter for the applicable dividend period. In connection with the private placement, the Company issued 40,000 Redeemable Warrants to Explorer Fund Management, LLC on December 18, 1997.

     In February and March 1998, the Company sold a total of an additional 10,000 shares of the Series B Preferred Stock for gross proceeds of $1,000,000. In connection with this sale, the Company issued a total of 40,000 Redeemable Warrants.

NOTE 11. INITIAL PUBLIC OFFERING


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

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES

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


     The Company has also entered into employment agreements with several other executive officers, which terminate from May, 1999 to December, 2000, contain a one-year renewal option, generally provide for a severance payment equal to six months of annual salary payable over six months following termination, contain certain restrictions on competition, and provide for aggregate annual salaries of approximately $373,000.


     In June 1997, the Company and substantially all executive officers agreed to reduce immediately each executive's salary by 25%. As of March 23, 1998 this reduction in base salary was still in place.

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


     During 1997, 67,500 incentive stock options were granted under the Plan. These options have an exercise price equal to the market price on January 2, 1997, which is considered to be a price at least equal to market value.

     In the first quarter of 1998, 101,000 incentive stock options were granted under the Plan, at an exercise price equal to market value.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES  -- (Continued)

Capital Leases

     The Company is obligated under a lease for certain office equipment expiring January, 2000. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1997 are as follows:

Year Ending December 31,
1998 ................................................    $ 15,600
1999 ................................................      15,600
2000 ................................................       1,300
                                                         --------
 Total minimum lease payments ............. .........      32,500
Less amount representing interest ...................       1,400
                                                         --------
Present value of net minimum lease payments .........      31,100
Current maturities ..................................      14,600
                                                         --------
                                                         $ 16,500
                                                         ========

Facilities Agreement


     The Company has entered into a facilities agreement with InnoPet Inc. whereby it has agreed to lease its premises, furnishings and equipment from InnoPet Inc. until April 30, 2001. The future minimum lease payments due under this agreement are as follows:

Year ending December 31,
1998 ................................................  $  310,000
1999 ................................................     325,000
2000 ................................................     341,000
2001 ................................................     114,000
                                                       ----------
                                                       $1,090,000
                                                       ==========

Financing Consulting Agreement



     On December 5, 1996, the Company entered into a financial advisory and consulting agreement with Joseph Stevens & Company, L.P. the underwriter involved in the initial public offering (the "Consultant"). The agreement outlines the Consultant's duties to include, but not be limited to, rendering advice with regards to financial reports, press releases, meetings with securities analysts, and internal operations of the Company. The term of the agreement is twenty-four months commencing on December 5, 1996, with compensation of $48,000 due at commencement.



Litigation


     On March 16, 1998, Entrepreneurial Investors, Ltd., a Bahamas company ("EIL"), commenced an action against the Company seeking specific performance of the Company's obligations under a registration rights agreement dated April 28, 1997 and a bridge loan agreement, dated July 9, 1997. The complaint alleges that the Company had an obligation to register shares of common stock underlying 625,000 shares of the Company's Series A Convertible Preferred Stock purchased by EIL pursuant to a subscription agreement dated as of April 28, 1997, in exchange for $2,500,000. The complaint further alleges that the Company is obligated to register certain securities, including shares of common stock relating to warrants acquired by EIL.

     The action is currently in its preliminary stages. Although the Company denies liability, it is contemplated that a contemplated registration statement, when it becomes effective, will satisfy all of EIL's claims as asserted, thereby rendering that action moot.

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 12. COMMITMENTS AND CONTINGENCIES  -- (Continued)


     On December 22, 1997, a vendor commenced an action against the Company for alleged non-payment for packaging services. Plaintiff seeks money damages of approximately $119,000, plus interest. Plaintiff filed a motion for summary judgment on the ground of account stated. The Company filed a cross-motion for lack of personal jurisdiction and opposed the motion by plaintiff for summary judgment. The Company answered the complaint denying all liability and asserted counter-claims.


NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 1997 or that will be realized in the future.

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

     The fair value of non-current debt instruments and notes receivable have been estimated using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments or quoted market prices, when applicable. At December 31, 1997, the differences between the estimated fair value and the carrying value of non-current debt instruments and notes receivable were considered immaterial in relation to the Company's financial position.

NOTE 14. SUBSEQUENT EVENTS

Debt Financing


     In January 1998, the Company increased its borrowings from IBF from $262,500 to $762,500 (see Note 7). The net proceeds from the increase amounted to approximately $350,000. The new note matures April 27, 1998, has a stated interest rate of 18% payable monthly and is collateralized by the Company's receivables, inventories, and property and equipment. In March 1998, the Company was notified by IBF that it had failed to make interest payments in the amount of $12,200 and, therefore, was in default under the terms of the loan. As a result, on March 17, 1998 IBF made a written demand requesting that the Company immediately deliver to IBF collateral.


Conversion of Debt to Equity


     On January 15, 1998, the Company's failed to make payment on the debt to EIL of $1,500,000 plus interest when due. The satisfaction of the debt was to be either in cash or stock, at the lender's discretion. EIL contends that since the Company was not able to repay the principal and interest in cash when requested, the Company is in default, and all 600,000 common shares in escrow, held as collateral for the loan, should be issued. While the Company agrees that common shares are to be issued in connection with the conversion of this debt, the number of shares to be issued is currently being disputed (see Note
7).

                             INNOPET BRANDS CORP.
                       (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS  -- (Continued)


NOTE 14. SUBSEQUENT EVENTS  -- (Continued)


Subscription Agreement for Sale of Common Shares

     On March 23, 1998 the Company entered into a Subscription Agreement whereby the Company will issue a total of $3,600,000 of common stock over a twenty-four month period based upon the payment of $150,000 each month and a per share purchase price equal to 80% of the lowest closing bid price for the Common Stock for the twenty trading days preceding each investment date; and the grant by the Company of an option to purchase up to a total of $50,000,000 of common stock over a twenty-four month period based upon a per share purchase price equal to 85% of the lowest closing bid price for the Common Stock for the five trading days preceding each investment date. The Subscription Agreement provides however that the investor will forego funding the monthly investment in the event that the average closing bid price for a share of commmon stock as quoted on the OCT Bulletin Board for the five trading days preceding any monthly investment falls below $2.00 per share. On March 23, 1998 the closing bid price was $1.125. There can be no assurances that the closing bid price for a share of common stock will equal or exceed $2.00. Additionally, the Company does not presently have a sufficient number of authorized and unissued shares to issue should the investor choose to exercise the option. The Company plans to seek stockholder approval to amend its certificate of incorporation accordingly.


NASDAQ Listing Qualifications

     On March 20, 1998, the Company was delisted by the NASDAQ Small-Cap Market for failing to meet the current net tangible asset requirement of NASDAQ, which is $2,000,000. There can be no assurances that the Company will in the future satisfy the net tangible assets requirement of NASDAQ. The Company's securities as of March 23, 1998 are quoted on the OTC Electronic Bulletin Board, an inter-dealer automated quotation system sponsored and operated by the National Association of Securities Dealers.

NOTE 15. PRO FORMA PRESENTATION (UNAUDITED)


     The historical financial statements as of December 31, 1997 have been supplemented to present on a pro forma basis the following transaction which occurred subsequent to December 31, 1997, assuming that these transactions had been consummated as of December 31, 1997.

Conversion of Debt to Equity

     In connection with the conversion of the EIL debt to common shares, the conversion of the maximum number of shares to be issued upon conversion (600,000 shares) is presented on a pro forma basis. The amount converted to equity was $1,605,000, comprised of $1,500,000 of principal and $105,000 of accrued interest.

Issuance of Preferred Shares

     Subsequent to December 31, 1997, the Company sold a total of 10,000 shares of Series B 8% Cumulative Convertible Preferred Stock for total gross proceeds of $1,000,000. These shares are convertible into common stock, have a $100 per share par value and a liquidating value of $100.00 per share. A portion of the proceeds of the sale of these securities ($800,000)is to be held in escrow by a third party until the registration of the underlying shares is complete.

                                    PART III

ITEM 9. (Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act); ITEM 10 (Executive Compensation); ITEM 11 (Security Ownership of Certain Beneficial Owners and Management); and ITEM 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of December 31, 1997, and are incorporated herein by reference.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit
      Number                                                 Description of Document
      ------                                                 -----------------------
       3.1          Certificate of Incorporation, as amended*
       3.2          Certificate of Designation of Series A Preferred Stock*
       3.3          By-Laws of the Registrant*
       3.4          Certificate of Designation of Series B Preferred Stock+
       4.1          Redeemable Warrant Agreement entered into between Registrant and Continental Stock Transfer & Trust Co.,
                    including form of Redeemable Warrant Certificate*
       4.2          Form of Representative's Warrant Agreement including Form of Representative's Warrant*
       4.3          Specimens of Registrant's Common Stock, and Redeemable Warrant Certificate*
       4.4          Investor Subscription Agreement between Registrant and Entrepreneurial Investors, Ltd.*
       4.5          Registration Rights Agreement between Registrant and Entrepreneurial Investors, Ltd.*
       4.6          Loan Agreement between Registrant and Entrepreneurial Investors, Ltd., with exhibits*
       4.7          Exchange Agreement between Registrant and InnoPet Inc. with exhibits+
       4.8          Form of Investor Subscription Agreement and Investment Representation between Registrant and Explorer
                    Partners LLC+
       4.9          Form of Subscription Agreement between Registrant and Explorer Fund Management, L.L.C.+
       4.10         Form of Registration Rights Agreement between Registrant and Explorer Partners LLC+
       4.11         Form of Subscription Agreement and Investment Representation between Registrant and December, 1997 and
                    February, 1998 private placement investors+
       4.12         Form of Promissory Note between Registrant and December, 1997 and February, 1998 private placement investors+
       4.13         Amended Secured Promissory Note from Registrant in favor of Interbank Special Purpose Corporation II+
       4.14         Subscription Agreement and Investment Representation between Registrant and HSBC James Capel Canada,
                    Inc.+
       5.1          Opinion and consent of Camhy Karlinsky & Stein LLP+
      10.1          1996 Stock Option Plan*
      10.2          Employment Agreement between Registrant and Marc Duke with exhibits*
      10.3          Employment Agreement between Registrant and John Bieber*
      10.4          Employment Agreement between Registrant and Linda Duke with exhibits*
      10.5          Employment Agreement between Registrant and Albert Masters with exhibits*
      10.6          Facilities Agreement between Registrant and InnoPet Inc.*
      10.7          Supply Agreement between Registrant and Monfort, Inc. *
      10.8          Employment Agreement between Registrant and Michael L.
                    Winer+
      11.1          Statement re: Computation of Earnings per Share+
      27            Financial Data Schedule

* Incorporated herein in its entirety by reference to the Company's Registration Statement on Form SB-2, Registration No. 33-36755, as filed with the Securities and Exchange Commission on September 30, 1997.

+ Incorporated herein in its entirety by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 33-36755, as filed with the Securities and Exchange Commission of March 26, 1998.

Reports on Form 8-K: None.
                                      III-1

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  InnoPet Brands Corp.

Date:    March 31, 1998           By:  /s/ Marc Duke
                                  -------------
                                  Marc Duke, Chairman of the Board and CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 31, 1998           By:  /s/ Marc Duke
                                       -------------
                                       Marc Duke, Chairman of the Board and CEO



Date:    March 31, 1998           By:  /s/ Michael L. Winer
                                       --------------------
                                       Michael L. Winer, Vice President, Chief
                                       Financial Officer and Secretary


Date:    March 31, 1998           By:  /s/ Albert A. Masters
                                       ---------------------
                                       Albert A. Masters, Vice President of
                                       Private Label Sales and Director


Date:    March 31, 1998           By:  /s/ John Bieber
                                       ---------------
                                       John Bieber, Vice President of Marketing
                                       and Director


Date:    March 31, 1998           By:  /s/ Curtis Granet
                                       -----------------
                                       Curtis Granet, Director



Date:    March 31, 1998           By:  /s/ Richard P. Greene
                                       ---------------------
                                       Richard P. Greene, Director












                                      III-2