Form 10QSB
period 1998-03-31
INNOPET BRANDS CORP
filed 1998-05-15
CIK 1018158

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ---------------


                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28912


                              INNOPET BRANDS CORP.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


            Delaware                                           65-0639984
  -------------------------------                           ----------------
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


                               -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 13, 1998, 5,795,225 shares of common stock of the issuer were outstanding.

Transitional small business disclosure format (check one): Yes ____  No __X__

================================================================================

                              INNOPET BRANDS CORP.
              Index To Financial Statements and Financial Schedules
                                 March 31, 1998


                                                                                                                       Page
                                                                                                                       ----

Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Condensed Balance Sheets as of March 31, 1998 and December 31, 1997................................       3.

                 Condensed  Statements  of  Operations  for the three months ended March 31, 1998 and March 31, 1997,
                 and cumulative from inception .....................................................................       4.

                 Condensed  Statements  of Cash Flows for the three  months  ended March 31, 1998 and March 31, 1997,
                 and cumulative from inception .....................................................................       5.

                 Notes to Condensed Financial Statements............................................................       7.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operation...................       9.

Part II.     OTHER INFORMATION

             Other Information......................................................................................       13.

             Signature..............................................................................................       16.


                              INNOPET BRANDS CORP.

                        (A Development Stage Enterprise)


                                  BALANCE SHEET

                   Assets                                      March 31, 1998       December 31, 1997
                                                               --------------       -----------------
Current Assets:
   Cash                                                        $    367,778            $    378,528
   Accounts receivable                                            1,125,854               1,160,610
   Inventories                                                    1,905,240               1,921,199
   Prepaid expenses and other current assets                        661,261                 843,444
                                                               ------------            ------------
      Total current assets                                        4,060,133               4,303,781
                                                               ------------            ------------
Property and Equipment, net                                         405,122                 426,611
                                                               ------------            ------------
Intangible Assets:
   Deferred slotting fees, net of accumulated
      amortization                                                   58,625                 110,933
   Product formulae acquisition costs, net
     of accumulated amortization                                    216,921                 223,871
   Non-compete agreement, net of accumulated
      amortization                                                   84,941                 110,423
                                                               ------------            ------------
      Total intangible assets                                       360,487                 445,227
                                                               ------------            ------------

   Other assets                                                      10,000                  10,000
                                                               ------------            ------------

Total Assets                                                   $  4,835,742            $  5,185,619
                                                               ============            ============

          Liabilities and Stockholders' Deficiency

Current Liabilities:
   Accounts Payable:
      Trade                                                    $  2,839,895            $  2,729,400
      Slotting fees                                                 380,127                 536,675
      Accrued expenses and other payables                           915,539                 583,461
      Parent                                                        (38,353)                   --
      Notes payable, net                                            825,393               1,716,397
                                                               ------------            ------------

      Total current liabilities                                   4,922,601               5,565,933

   Long term debt                                                   171,303                 175,500
                                                               ------------            ------------


      Total liabilities                                           5,093,904               5,741,433

Stockholders' Equity:
   Series A 4% convertible preferred stock, $.01 par
      value; issued and outstanding 625,000 shares
      at liquidation value                                        2,500,000               2,500,000
   Series B 8% convertible preferred stock, $100 par
      value; issued and outstanding 10,000 shares
      (historical) and 20,000 shares (pro forma)
      at liquidation value                                        2,000,000               1,000,000
   Common stock, $.01 par value; authorized
      25,000,000 shares; issued and outstanding
      5,553,169 shares                                               55,531                  49,287
   Additional paid-in capital                                    16,613,170              14,702,788
   Retained earnings                                            (19,119,134)            (16,530,047)
   Notes and interest receivable on sale of common
      stock                                                      (2,304,493)             (2,274,606)
   Treasury stock at cost                                            (3,236)                 (3,236)
                                                               ------------            ------------
      Total stockholders' equity                                   (258,162)               (555,814)
                                                               ------------            ------------

Total Liabilities and Stockholders' Equity                     $  4,835,742            $  5,185,619
                                                               ============            ============

                              INNOPET BRANDS CORP.

                        (A Development Stage Enterprise)


                             STATEMENT OF OPERATIONS

                                                Three Months         Three Months         Cumulative
                                                    Ended                Ended               from
                                                March 31, 1998      March 31, 1997         Inception
                                                --------------      --------------         ---------
Net Sales                                      $    673,689         $    575,028         $  5,600,114
                                               ------------         ------------         ------------
Cost of Goods Sold                                  424,394              383,574            4,106,155
                                               ------------         ------------         ------------
Gross Profit                                        249,295              191,454            1,493,959
                                               ------------         ------------         ------------

Operating Expenses:
   Sales expenses                                   201,757              160,900            1,390,117
   Slotting allowances                              143,321              439,435            2,482,258
   Marketing expenses                               421,645              708,334            5,451,728
   Distribution                                      26,638               89,287              686,930
   Product development                              463,433              111,241            1,482,743
   General and administrative                     1,274,164              896,287            6,808,874
                                               ------------         ------------         ------------
      Total operating expenses                    2,530,958            2,405,484           18,302,650
                                               ------------         ------------         ------------
Income (Loss) from Operations                    (2,281,663)          (2,214,030)         (16,808,691)
                                               ------------         ------------         ------------

Other Income (Expenses):
   Interest income                                      231               36,930               86,341
   Interest expense and financing costs            (307,655)             (22,808)          (2,341,546)
   Other income (expense)                              --                   --                (55,238)
                                               ------------         ------------         ------------
      Total other income (expense)                 (307,424)              14,122           (2,310,443)
                                               ------------         ------------         ------------

Net Income (Loss)                              $ (2,589,087)        $ (2,199,908)        $(19,119,134)
                                               ============         ============         ============

Net Loss Per Common Share                      $      (0.49)        $      (0.49)
                                               ============         ============

Shares Used in Per Share Calculations             5,335,916            4,465,878
                                               ============         ============


                              INNOPET BRANDS CORP.

                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                                                            Three Months          Three Months           Cumulative
                                                               Ended                  Ended                 from
                                                           March 31, 1998        March 31, 1997          Inception
                                                           --------------        --------------          ---------

Cash Flows from Operating Activities:
   Net loss                                                 $ (2,589,087)        $ (2,199,908)        $(19,119,134)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Costs and expenses paid on behalf of
            the Company by InnoPet Inc.                             --                   --              1,580,327

         Depreciation                                             33,508               24,378              175,795

         Amortization:
            Slotting fees                                        119,808              439,435            2,458,744
            Financing costs                                         --                   --                872,759
            Original issue discount                              254,036                 --                726,408
            Other                                                 32,432               32,432              281,911
         Provision for doubtful accounts                         340,046                 --                914,227
         Offsets against accounts receivable
            for slotting fees                                    (40,000)            (181,273)          (1,316,519)
         Interest paid from proceeds of public
            offering                                                --                   --                 61,944
         Loss on disposal of equipment                             3,143                 --                  3,484
         Non-cash expense related to issuance
            of shares in settlement                              199,699                 --                238,699
      Changes in Operating Assets and
         Liabilities:
         (Increase) Decrease in:
            Accounts receivable                                 (265,290)            (199,196)          (1,604,678)
            Inventory                                             15,959             (925,626)          (1,401,209)
            Prepaid expenses and other
               current assets                                    114,683               89,466           (2,091,475)
            Deposits and other assets                               --                (54,298)                --
         Increase (Decrease) in:
            Accounts payable, trade                              110,512              305,623            2,839,912
            Accounts payable slotting fees                      (156,548)               2,235              380,127
            Accounts payable, InnoPet Inc.                       (38,353)             (89,953)             527,668
            Accrued expenses and other
               current liabilities                               332,078                 --                770,939
                                                            ------------         ------------         ------------
               Net cash used in operating activities          (1,533,374)          (2,756,685)         (13,700,071)
                                                            ------------         ------------         ------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                         (15,162)            (250,308)            (479,609)
                                                            ------------         ------------         ------------

Cash Flows from Financing Activities:
   Payments on capital lease obligation                           (4,214)                --                (29,114)
   Proceeds from initial public offering                            --                   --              6,851,487
   Proceeds from issuance of preferred stock                     942,000                 --              3,928,900
   Proceeds of long-term financing from
      InnoPet Inc., net                                             --                   --                202,014
   Proceeds from private placement financing                        --                   --              1,672,236
   Proceeds from notes payable                                   600,000                 --              2,462,500
   Offering costs                                                   --                   --               (472,641)
   Deferred financing costs                                         --                   --                (67,924)
                                                            ------------         ------------         ------------
      Net cash provided by financing activities                1,537,786                 --             14,547,458
                                                            ------------         ------------         ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                              (10,750)          (3,006,993)             367,778

Cash and Cash Equivalents, Beginning                             378,528            4,614,312                 --
                                                            ------------         ------------         ------------
Cash, Ending                                                $    367,778         $  1,607,319         $    367,778
                                                            ============         ============         ============


                              INNOPET BRANDS CORP.

                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                    Three Months       Three Months       Cumulative
                                                        Ended             Ended             from
                                                   March 31, 1998     March 31, 1997      Inception
                                                   --------------     --------------      ---------
Supplemental Disclosure of Cash Flow
   Information:
   Non-Cash Investing and Financing Activities:

      Common stock issued to InnoPet Inc.
         in satisfaction of debt                        $  --          $    --          $1,317,530
                                                        =======        =========        ==========
      Common stock issued on behalf of
         InnoPet Inc. as settlement of dispute          $  --          $    --          $   91,000
                                                        =======        =========        ==========
      Capital lease obligation incurred
         for acquisition of equipment                   $  --          $    --          $   44,000
                                                        =======        =========        ==========
      Expenditures for various assets paid on
         behalf of the Company by InnoPet Inc.:
                                                        =======        =========        ==========
         Product formulae, non-compete
            agreement and inventory                     $  --          $    --          $1,072,772
                                                        =======        =========        ==========
         Deferred financing costs                       $  --          $    --          $  227,071
                                                        =======        =========        ==========
         Deferred slotting fees                         $  --          $    --          $  291,957
                                                        =======        =========        ==========
         Property and equipment and other assets        $  --          $    --          $  195,732
                                                        =======        =========        ==========
      Deferred financing costs paid from
         proceeds of private placement financing        $  --          $    --          $  327,764
                                                        =======        =========        ==========
      Offering costs paid from proceeds of
         initial public offering                        $  --          $    --          $1,436,611
                                                        =======        =========        ==========
      Notes payable paid from proceeds of
         initial public offering                        $  --          $    --          $2,000,000
                                                        =======        =========        ==========

                              INNOPET BRANDS CORP.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)


1. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial statements should be read in conjunction with the audited financial statements of the Company from inception (January 11, 1996) to December 31, 1997 for a description of the significant accounting policies, which have continued without change, and other footnote information.

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

     The accompanying interim financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated little revenue to date. As reflected in the accompanying interim financial statements, the Company has incurred a net loss and reflects a deficit accumulated during the development stage of $19,119,134 for the period from inception (January 11, 1996) through March 31, 1998. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

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

     As an additional marketing tool, in June 1997, the Company entered into long-term agreements with North Shore Animal League of Long Island ("NSAL") and the international Pet Savers Foundation, which NSAL administers. This program, which had featured Iams products for several years, targets approximately 6,000 animal shelters, accounting for approximately 2.5 million pet adoptions annually, where the Company's products are exclusively fed to sheltered animals, given away as a free sample when a dog is adopted and sold in over 400 animal shelter stores participating in the Pet Savers program. The Company views this program, which is structured under a multi-year contract (due to expire in 2002) as a vital way to introduce pet owners to the Company's products at the earliest possible point in pet ownership and in addition, as a valuable sales channel.

     In November 1997, the Company successfully presented to and acquired its first customer for premium private label pet food, the Kroger Company, the nation's largest supermarket chain. The Company believes that it was able to beat its competition for this business as a result of its superior product quality and its marketing expertise in the premium pet foods segment. The Company has established a separate private label sales effort to support this area. The Company plans to commence its first shipment in Spring 1998.

     As of March 31, 1998, the Company had placed its products in more than 6,000 stores in twenty states. Market penetration to date varies from 15% to 70%, depending on the market and geographic spread of its customer chains.

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

General

The Company produces, markets and sells premium dog food primarily through supermarkets and grocery stores under the name InnoPet Veterinarian Formula(TM) Dog Food. The Company was created on January 11, 1996 to acquire the KenVet Nutritional Care Line of dog and cat foods from a subsidiary of ConAgra.

The Company's objective is to become a national provider of premium pet foods primarily through supermarket and grocery store outlets. The Company intends to achieve its objective by: (i) providing supermarkets a brand of competitively-priced premium pet food to enable supermarkets to recapture a share of the premium pet food market they have lost to specialty pet stores;
(ii) expanding distribution to supermarkets and grocery stores throughout the United States; (iii) increasing consumer awareness and market penetration throughout the Company's market areas; and (iv) packaging its products in unique single serving-sized inner-bags which are designed to increase convenience of feeding, regulate portions, reduce product deterioration and prevent contamination. The Company's strategy is to provide premium pet food products that are good for the pet and easy to use for the owner.

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

In June 1996, the Company commenced sales of its beef formula dog food to supermarkets in the Greater Metropolitan New York area. As of March 6, 1998, the Company's products have been sold in the following markets: the Greater Metropolitan New York area; the New England area; Philadelphia, Pennsylvania and other areas of Pennsylvania; the Baltimore, Maryland and Washington, D.C. area; Virginia; North Carolina; South Carolina; Georgia; Alabama; Tennessee; Florida; and Texas.

During the next twelve months the Company anticipates that it will increase its penetration into supermarkets throughout the central and western United States. The Company also plans to increase its lamb & rice flavor dog food offering to 9 stock keeping units ("SKUs"), and to introduce 4 SKUs each of liver flavor and chicken flavor cat food.

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

Results of Operations

The three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Revenues. Revenues increased $98,661 or 17% to $673,689 during the first quarter of 1998 from $575,028 for the comparable period in 1997.

Cost and Expenses. Cost of goods sold increased $40,820 or 11% to $424,394 during the first quarter of 1998 from $383,574 for the comparable period in 1997. Cost of goods sold for the first quarter of 1998 were 63% of sales, providing a gross margin of 37% for the period, an improvement of 4 percentage points over the first quarter of 1997. The improved margin was the result of increased volume and improved manufacturing efficiencies during the first quarter of 1998 over the comparable period of 1997.

Sales expenses increased $40,857 or 25% to $201,757 during the first quarter of 1998 from $160,900 for the comparable period in 1997. The increase reflected an expanded sales force and increased commission expenses for brokers. Sales expenses for the first quarter of 1998 totaled 30% of sales compared to 28% for the first quarter of 1997.

Slotting expenses decreased $296,114 or 67% to $143,321 during the first quarter of 1998 from $439,435 for the comparable period in 1997. The decrease reflected slower geographic expansion and reduced slotting fees during the first quarter of 1998, compared to the rapid pace of geographic expansion and associated slotting fees for the comparable period in 1997, Slotting fees are fees charged manufacturers by retailers in order to facilitate the introduction of new products. The fees represent charges for warehouse space (slots) to be used to store a manufacturer's products, charges for retail shelf space and related shelf sets to make room for the products and reimbursement of retailer expenses (entering new items into their computer systems and in some cases marketing support provided by the retailer). The practice by retailers of charging slotting fees is a standard industry practice. The Company expects to continue to incur slotting fees as it expands its geographic territory and as new products are introduced.

Marketing expenses decreased $286,689 or 40% to $421,645 during the first quarter of 1998 from $708,334 for the comparable period in 1997. The decrease reflected maintenance of our established marketing plans compared to costly new start-up programs during the first quarter of 1997. During the first quarter the Company's marketing programs included radio and newspaper advertising, in-store coupons, floorminder displays, direct sampling programs, in-store demonstrations and cause-related programs.

Distribution expenses decreased $62,649 or 70% to $26,638 during the first quarter of 1998 from $89,287 for the comparable period in 1997. The decrease reflected more productive use of personnel, reduced freight expense and greater efficiencies in distribution facilities used by the Company.

Product development costs increased $352,192 or 317% to $463,433 during the first quarter of 1998 from $111,241 for the comparable period in 1997. The first quarter of 1998 expense level reflected expenses associated with the ongoing management of manufacturers and co-packers, and ongoing research and development.

General and Administrative expenses increased $377,877 or 42% to $1,274,164 during the first quarter of 1998 from $896,287 for the comparable period in 1997. The increase resulted from increased reserve for bad debts against chargebacks to customers (approximately $340,000), and other general office expenses.

Total Other Income decreased $321,546 or 2,177% to a net expense of $307,424 during the first quarter of 1998 from a net income of $14,122 during the comparable period in 1997. The first quarter includes interest expense of $297,628 on various financings and amortization of original issue discount.

Net Loss. Net loss increased $389,179 or 18% to $2,589,087 during the first quarter of 1998 from $2,199,908 for the comparable period in 1997. The increase was due primarily to increased reserve for bad debts. The Company expects to continue to incur losses at least through the fourth quarter of 1998. The Company's ability to achieve a profitable level of operations will depend in large part on the market acceptance of its products, and the Company's ability to obtain additional financing. There can be no assurance that the Company will achieve profitable operations.

Liquidity and Capital Resources

Working Capital. At March 31, 1998 the Company had a working capital deficit of $862,468, compared to a working capital deficit of $380,314 at December 31, 1997. The change in working capital was primarily due to the loss incurred in the current period, partially offset by the sale of Series B 8% Cumulative Convertible Preferred Stock and the conversion of current debt to equity.

Cash Flow. During the three month period ended March 31, 1998, the Company had net cash used by operating activities of $1,533,374. The primary use of cash was the net loss incurred for the period.

The Company had net cash used in investing activities of $15,162 for the three-month period ended March 31, 1998. The primary use of cash during this period was for office-related property and equipment.

During the three month period ended March 31, 1998, the Company had net cash provided by financing activities of $1,537,786, reflecting the net proceeds of a $1 million Private Placement of 8% Series B Cumulative Preferred Stock of the Company at par value $100 per share and short term notes.

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

On March 31, 1998, stockholders' equity approximated ($258,162), and working capital deficit approximated $862,468.

Legal Proceedings

On March 16, 1998, Entrepreneurial Investors, Ltd., a Bahamas company ("EIL"), commenced an action against the Company in the Court of Chancery of the State of Delaware, and for New Castle County, seeking specific performance of the Company's obligations under a registration rights agreement dated April 28, 1997 (the "Registration Rights Agreement"), and a bridge loan agreement dated July 9, 1997 (the "Loan Agreement"). The Complaint alleges that the Company had an obligation to register shares of Common Stock underlying 625,000 shares of the Company's Series A Convertible Preferred Stock purchased by EIL pursuant to a subscription agreement dated as of April 28, 1997, in exchange for $2.5 million. The Complaint further alleges that the Company is obligated to register certain securities, including shares of Common Stock relating to Warrants acquired by EIL.

As a consequence of the Registration Statement filed by the Company with the Securities and Exchange Commission having gone effective on April 6, 1998, the EIL action was rendered moot and has been voluntarily withdrawn.

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

On April 27, 1998, Interbank Special Purpose Corporation II ("IBF") commenced an action against the Company in the Circuit Court of the 17th Judicial Circuit of the State of Florida, and for Broward County, in connection with the non-payment by the Company of principal and interest on a promissory note in the principal amount of $762,500 (the "IBF Note"). The IBF Note has a stated interest rate of 1.5% per month (18% per annum) and matured on April 28, 1998. As of the date hereof, the Company has failed to make any principal or interest payments to IBF. The IBF Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivables, trade names and trademarks of the Company (the "Collateral"). IBF is seeking among other things (i) full payment of principal and interest on the IBF Note, (ii) an accounting of all the Collateral, (iii) a judgment foreclosing the Collateral and a deficiency judgment if the proceeds from the sale of the Collateral are insufficient to pay any judgment in the action, and (iv) appointment of a receiver for the Company. The Company is currently in settlement negotiations with IBF and believes that it will reach an amicable agreement with IBF. If the action is not settled, the Company intends to vigorously defend this action and file a counterclaim against IBF.

Subsequent Events

On May 13, 1998, the Company issued to InnoPet Inc. ("IPI") an additional 130,166 shares of the Common Stock in accordance with the exchange agreement dated December 23, 1997 between the Company and IPI (the "Exchange Agreement"), whereby (i) principal and accrued interest in the aggregate amount of $773,702.97, payable pursuant to a note dated June 5, 1996, issued by the Company to IPI in the amount of $1.0 million, bearing interest at one percent above the prime rate and having a stated term of five years, and (ii) accounts payable in the amount of $543,828.42, pursuant to a facilities agreement between the Company and IPI dated June 1, 1996, whereby the Company has agreed to lease its offices, furnishings and equipment from IPI until April 30, 2001 (collectively, the "Debt"), was satisfied in exchange for 396,847 shares of the Common Stock of the Company, which represented a number equal to the Debt divided by a number equal to eighty percent of the average closing bid price for a share of Common Stock as then reported by NASDAQ for the five trading days immediately preceding the December 31, 1997 closing date (the "Exchange Rate"). The Exchange Agreement required an adjustment to the Exchange Rate if, at any time during the one year period following the closing date of the Exchange Agreement, the average closing bid price for a share of the Company's Common Stock was less than or equal to $2.50 per share of Common Stock for forty-five
(45) consecutive days, such that the Company was required to issue to IPI additional shares of Common Stock equal to the difference between (a) the number of shares of Common Stock which would have resulted if the Debt had been exchanged at an Exchange Rate of $2.50 and (b) the number of shares previously issued.

In December 1997, the Company completed a private placement of 4 units (the "Units") to Curi Oil Co., L.L.C., each Unit consisting of a promissory note of the Company in the principal amount of $25,000, bearing interest at the rate of 10% per annum and maturing 90 days after the date of issuance, and Redeemable Warrants to purchase 30,000 shares of Common Stock expiring on December 5, 1002, at an exercise price of $6.00 per share. The Company has extended the maturity date of the promissory notes to May 30, 1998. Curtis Granet, a director of the Company, holds a 40% membership interest in Curi Oil Co., L.L.C., and was issued 10,000 Redeemable Warrants in connection with this transaction.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.

           On March 16, 1998, Entrepreneurial Investors, Ltd., a Bahamas company ("EIL"), commenced an action against the Company in the Court of Chancery of the State of Delaware, and for New Castle County, seeking specific performance of the Company's obligations under a registration rights agreement dated April 28, 1997 (the "Registration Rights Agreement"), and a bridge loan agreement, dated July 9, 1997 (the "Loan Agreement"). The Complaint alleges that the Company had an obligation to register shares of Common Stock underlying 625,000 shares of the Company's Series A Convertible Preferred Stock purchased by EIL pursuant to a subscription agreement dated as of April 28, 1997, in exchange for $2.5 million. The Complaint further alleges that the Company is obligated to register certain securities, including shares of Common Stock relating to Warrants acquired by EIL. As a consequence of the Registration Statement filed by the Company with the Securities and Exchange Commission having gone effective on April 6, 1998, the EIL action was rendered moot and has been voluntarily withdrawn.

           On December 22, 1997, Ryt-Way Industries, Inc. d/b/a Ryt-Way Packaging Company commenced an action against the Company in the District Court, State of Minnesota, for alleged non-payment for packaging services. Plaintiff seeks money damages of $119,084.33, plus interest. Plaintiff filed a motion for summary judgment on the ground of account stated. The Company filed a cross-motion for lack of personal jurisdiction and opposed the motion by plaintiff for summary judgment. The Company previously answered the complaint, denying all liability, and asserted counter-claims.

           On April 27, 1998, Interbank Special Purpose Corporation II ("IBF") commenced an action against the Company in the Circuit Court of the 17th Judicial Circuit of the State of Florida, and for Broward
           County in connection with the non-payment by the Company of principal and interest on a promissory note in the principal amount of $762,500 (the "IBF Note"). The IBF Note has a stated interest rate of 1.5% per month (18% per annum) and matured on April 28, 1998. As of the date hereof, the Company has failed to make any principal or interest payments to IBF. The IBF Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivables, trade names and trademarks of the Company (the "Collateral"). IBF is seeking among other things (i) full payment of principal and interest on the IBF Note, (ii) an accounting of all the Collateral, (iii) a judgment foreclosing the Collateral and a deficiency judgment if the proceeds from the sale of the Collateral are insufficient to pay any judgment in the action, and (iv) appointment of a receiver for the Company. The Company is currently in settlement negotiations with IBF and believes that it will reach an amicable agreement with IBF. If the action is not settled, the Company intends to vigorously defend this action and file a counterclaim against IBF.

Item 2.    Changes in Securities and Use of Proceeds.

           On February 20, 1998 and March 18, 1998, respectively, the Company sold 2,000 and 8,000 shares of the Series B Preferred Stock of the Company, at $100 per share, to Explorer Partners, LLC ("Explorer"), pursuant to a private placement of up to $4.0 million entered into with Explorer on December 18, 1997. Net proceeds to the Company to date from such private placement are approximately $2.0 million. Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof, into that number of shares of Common Stock which is equal to $100 divided by 80% of the average closing bid price for a share of Common Stock as quoted on the OTC Electronic Bulletin Board for the five trading days preceding the conversion date, provided that such conversion price shall not exceed $6.00 per share of Common Stock. The Series B Preferred Stock pays a quarterly dividend of 8% per annum, and is payable, at the Company's option, in cash or by the issuance of shares of Common Stock. The number of shares of Common Stock to be issued as a dividend, if applicable, shall be determined based on the average closing bid price for a share of Common Stock as quoted on the OTC Electronic Bulletin Board for the five trading days preceding the last day of the calendar quarter for the applicable dividend period. In connection with the private placement, the Company issued 8,000 and 32,000 Redeemable Warrants to Explorer Fund Management, L.L.C. on February 20, 1998 and March 18, 1998, respectively. In addition, the Company issued 100,000 Redeemable Warrants to Coleman and Company Securities, Inc.

           On January 28, 1998, the Company increased the principal amount of the secured promissory note issued on December 3, 1997, by the Company to Interbank Special Purpose Corporation II ("IBF"), a wholly-owned special purpose subsidiary of Coleman and Company Securities, Inc. (the "IBF Note"), from $262,500 to $762,500. The IBF Note has a stated interest rate of 1.5% per month (18% per annum), payable on a monthly basis, and matured on April 28, 1998. The IBF
           Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivable, trade names and trademarks of the Company.

           In February 1998, the Company completed a private placement of units, each unit consisting of a promissory note in the principal amount of $25,000 bearing interest at the rate of 10% per annum and maturing 90 days from the issuance thereof, and Redeemable Warrants to purchase 25,000 shares of Common Stock, expiring on December 5, 2001, at an exercise price of $6.00 per share. The Company has exercised its right under the promissory notes to extend the maturity date thereof an additional 90 days to August 24, 1998. The following persons purchased from the Company the number of Redeemable Warrants set forth next to each of their names:

           NAME                                                  WARRANTS
           ----                                                  --------

           Manuel M. Arvesu, Esq., P.A.                           50,000
           SFG Financial Services, Inc.                           50,000
           Rafael Pratts, Jr.                                     50,000
           Southlake Trading Corp.                                25,000
           Lynn M. Esco                                           25,000

           On February 20, 1998, the Company issued 4,444 shares to M. W. Houck as payment in full for broker fees outstanding.

           Pursuant to a Settlement Agreement dated March 9, 1998 among the Company, the predecessor to IPI, Beverage Canners International Corporation ("BCIC"), and others, the Company issued 10,877 shares of Common Stock to BCIC on March 25, 1998.

           The sales of the aforementioned securities were made in reliance upon the exemption from the registration provision of the Act afforded by section 4(2) thereof and/or Regulation D promulgated thereunder, as transaction by an issuer not involving a public offering. To the best of Registrant's' knowledge, the purchasers of the securities described above acquired them for their own account, and not with the view to any distribution thereof to the public.

Item 3.    Defaults upon Senior Securities.

           On July 9, 1997, the Company issued a senior convertible note to Entrepreneurial Investors, Ltd., ("EIL") a Bahamas corporation and principal stockholder of the Company, in the principal amount of $1.5 million (the "Senior Note"). The Senior Note has a stated interest rate of 14% per annum and matured on January 15, 1998. To date, the Company has not made any payment of principal or interest under the Senior Note and is in default on the Senior Note. On March 16, 1998, EIL commenced an action against the Company in the Court of Chancery of the State of Delaware, and for New Castle County, seeking specific performance of the Company's obligation to register shares of Common Stock which were issued as collateral for such Note. As a consequence of the Registration Statement filed by the Company with the Securities and Exchange Commission having gone effective on April 6, 1998, the EIL action was rendered moot and has been voluntarily withdrawn.

           On January 28, 1998, the Company issued to Interbank Special Purpose Corporation II ("IBF") a secured promissory note in the principal amount of $762,500 (the "IBF Note"). The IBF Note has a stated interest rate of 1.5% per month (18% per annum) and matured on April 28, 1998. The IBF Note is secured by, among other things, all inventory, equipment, vehicles, accounts receivables, trade names and trademarks of the Company (the "Collateral"). As of the date hereof, the Company has failed to make any principal or interest payments to IBF. On March 17, 1998, IBF declared the IBF Note to be in default and accelerated the payments due thereunder. IBF also made a written demand requesting that the Company immediately deliver to IBF the Collateral. On April 27, 1998, IBF commenced an action against the Company in the Circuit Court of the 17th Judicial Circuit of the State of Florida, and for Broward County, seeking among other things (i) full payment of principal and interest on the IBF Note,
           (ii) an accounting of all the Collateral, (iii) a judgment foreclosing the Collateral and a deficiency judgment if the proceeds from the sale of the Collateral are insufficient to pay any judgment obtained in the action and (iv) appointment of a receiver for the Company. The Company is currently in settlement negotiations with IBF and believes that it will reach an amicable agreement with IBF. If the action is not settled the Company intends to vigorously defend this suit and to file a counter-claim against IBF.

Item 4.    Submission of Matters to a Vote of Security Holders.
           None.

Item 5.    Other Information.
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           (a)   Exhibits. See Exhibit 27.
           (b)   Reports filed on Form 8-K: None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 InnoPet Brands Corp.



Date: May 15, 1998               By: /s/ Marc Duke
                                     -------------------------------------------
                                     Marc Duke, Chairman of the Board and CEO




Date: May 15, 1998               By: /s/ Michael L. Winer
                                     -------------------------------------------
                                     Michael L. Winer, Vice President and CFO
                                     (Chief Accounting Officer)